Form 10QSB
period 1997-09-30
CAYMAN RESOURCES CORP
filed 1998-04-07
CIK 355649

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-QSB

  [X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from       to

                  Commission File Number 0-10337

                  OKLAHOMA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)


      An Oklahoma Corporation                     73-1129531
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

        601 South Boulder, Ste 500, Tulsa, OK  74119-1323
             (Address of principal executive offices)

                          (918) 587-4470
                   (Issuer's telephone number)

                           CAYMAN RESOURCES CORPORATION

      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X  .  No       .

State the number of shares outstanding of each issuer's classes of common equity, as of September 30, 1997

                Common              38,048,095
                Series A                40,000
                Series B                83,334

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   OKLAHOMA ENERGY CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET
                        September 30, 1997
                           (Unaudited)
                          (00's omitted)
                              ASSETS

Current assets:
  Cash and cash equivalents                      $   (44,780)
  Receivables and other, less allowance for
     doubtful accounts of $88                         50,805
  Prepaid expenses and other                           1,500
                                                 -----------
     Total current assets                              7,525
                                                 -----------
Property and equipment, at cost:
  Refinery                                       $10,284,476
  Other                                              348,214
                                                 -----------
                                                  10,632,690
     Less accumulated depreciation, depletion
        and amortization                          (1,680,178)
                                                 -----------
                                                   8,952,512
                                                 -----------
Total assets                                     $ 8,960,037
                                                 ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and revenues payable                  $ 7,375,603
  Notes payable and current portion of
     long-term debt                                  184,221
                                                 -----------
     Total current liabilities                     7,559,824
                                                 -----------
Long-term accounts payable and long-term debt,
     net                                           1,252,533
                                                 -----------
Deferred income taxes                                775,608
                                                 -----------
Reserve for refinery cleanup                       1,213,420
                                                 -----------
Stockholders' equity:
  Preferred stock                                     63,866
  Common stock                                     2,379,413
  Additional paid-in capital                      28,133,405
  Accumulated deficit                            (32,397,787)
  Treasury stock, at cost                            (20,154)
                                                 -----------
     Total stockholders' deficit                  (1,841,348)
                                                 -----------
Total liabilities and stockholders' equity       $ 8,960,037
                                                 ===========

         The accompanying note is an integral part of the condensed consolidated financial statements.

                   OKLAHOMA ENERGY CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
              (00's omitted, except per share data)


                                              Six Months Ended
                                              Sept          Sept
                                               1997         1996

Operating revenues:
  Oil and gas sales                           $   7,496      9,034
  Product sales                                      -0-        -0-
  Management and overhead fees                   13,488     53,923
  Other                                           1,065     27,327
                                              ---------    -------
     Total operating revenues                    22,049     90,284
                                              ---------    -------

Operating costs and expenses:
  Oil and gas production                          3,313        768
  Cost of product sales                              -0-    16,384
  General and administrative                     19,487    159,498
  Operating expense                                         55,469
  Interest expense                                1,845     43,104
                                              ---------     ------
  Total operating costs
     and expenses                             $  24,645    266,223
                                              ---------    -------

Loss before income taxes                      $( 2,596)   (175,939)

Income taxes                                          -
                                              ---------     ------
Net loss                                      $( 2,596)   (175,939)
                                              =========    ========



          The accompanying note is an integral part of the condensed consolidated financial statements.

                    OKLAHOMA ENERGY CORPORATION
        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997


A. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Presently, the Company has no working capital with which to operate. The Company lacks necessary capital to meet its obligations. The Company is attempting to reorganize, restructure and settle it's obligations with capital raised from outside investors.


                        SIGNIFICANT EVENTS

Reactivation of Cyril Refinery

       In January of 1994, the Company began its Cyril Refinery operations. The Company shut down refinery operations in April of 1995. During the sixteen months of operation, the Company experienced substantial mechanical problems and was unable to meet product specifications demanded by its customers. As a result, the Company realized significant losses from its operation of the Cyril Refinery which caused the loss of its crude oil credit lines and the ultimate shut down of refinery operations.

     Although the Company is now pursuing financing which will enable it to start up operations of the Refinery again, there is absolutely no assurance that the Company will be successful. If the Company is unable to secure such financing, it will eventually be forced to close down operations entirely and liquidate the Cyril Refinery.

Sale of Company's Oil and Gas Assets to Satisfy Working Capital Debt

     Effective January 1, 1995, the Company assigned substantially all its oil and gas production to the Cayman Lenders Limited Liability Corporation in exchange for a release of indebtedness and in lieu of foreclosure on the $1,600,000 in debt loaned to it by a group of individuals known as the Capital Investors. Such funds were borrowed by the Company in 1993 to finance the renovation of the Cyril Refinery.

Cyril Refinery Vendor Payables

     The Company and its subsidiary have a substantial amount of past-due vendor payables for which it has no source of repayment. The Company is currently developing a plan to offer such vendors a settlement plan to be financed with new investment funding. The Company has not now secured such new financing and can in no way be assured of securing such financing.

Oklahoma Industrial Finance Authority $750,000 Loan

     On November 10, 1993, the Company secured a $750,000 loan from the Oklahoma Industrial Finance Authority (OIFA), which funds were used to satisfy a portion of the Company's start-up working capital needs. The OIFA loan was for one year and is now in default with interest accruing at eight percent (8%). The OIFA has decided not to foreclose at this time in anticipation of the Company's ability to secure new financing and pay off the loan. However, this decision is not binding and the OIFA could decide to begin such proceedings at any time.


Environmental Considerations.

     In 1988, the property formerly owned by Oklahoma Refining Corporation (ORC site) in Cyril, Oklahoma, including that portion of the Cyril Refinery owned by CPC was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

     In April of 1996, the Oklahoma Department of Environmental Quality (ODEQ) filed an announcement of changes to the CRC site remediation plan which greatly reduced the scope and cost of the "clean-up" work. They announced that rather than building a bioremediation plant, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

     The Company is aware of the need to cooperate with State and Federal agencies to provide a plan and implement that plan to clean up any and all identifiable hazards on its property. In January 1992, the Company executed a Consent Agreement and Final Order with the Oklahoma State Department of Health. All of the work required by such Consent Order has now been completed by the Company. In addition to the requirements made of the Company in accordance with the Consent Order, the Company plans to continue to cooperate with the Oklahoma State Department of Health (OSDH) and the EPA to complete the remediation of all hazardous areas located on the CPC property. The Company has developed a plan to achieve this goal and believes that those plans are feasible. Management estimates, based upon review and evaluation of the above studies, that the cost to transport the remaining soil to the EPA encapsulation site is approximately $100,000. This will substantially complete the Company's requirement under the Consent Order dated January 1, 1992.



ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

  A) Exhibits

     None

  B) Reports on Form 8-K

     None

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED: December 29, 1997            OKLAHOMA ENERGY CORPORATION



                                         By:   /s/ David M. Whitney
                                               David M. Whitney
                                               President and
                                               Chief Executive Officer