Form 10KSB40
period 1997-12-31
CAYMAN RESOURCES CORP
filed 1998-05-15
CIK 355649

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997

                     Commission file Number: 0-10337.

                        Oklahoma Energy Corporation
           (Exact name of small business issuer in its charter)

             Oklahoma                                73-1129531
      (State of Other Jurisdiction                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

        601 South Boulder, Ste 500, Tulsa, Oklahoma           74119-1323
          (Address of principal executive office)             (zip code)

                Issuer's telephone number - (918) 587-4470

    Securities to be registered under Section 12(b) of the Act:
        Title of Each Class:      Name of each exchange on which registered:
             None                                  None

    Securities to be registered under Section 12(g) of the Act:
    Title of Each Class:          Name of each exchange on which registered:
    Common, $0.10 Par Value               Electronic Bulletin Board


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes ____   No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, an no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Total issuer's revenues for 1997 were $22,049

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 1997, was $.02 per Share $862,528.

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                        Common         43,126,416


                    DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one): Yes ____  No __X__

                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

General Development of Business

        Oklahoma Energy Corporation formerly, Cayman Resources Corporation (hereinafter referred to as "the Company") was incorporated on September 4, 1981 under the laws of the State of Oklahoma. The Company was formed to facilitate the tax free exchange and merger of 100% of the stock of its predecessor, Cayman Corporation, with certain limited partnership oil and gas interests sponsored by Cayman Corporation as general partner.

        The Company has one active subsidiary, Cyril Petrochemical Corporation (CPC). The stock of CPC is pledged to the Oklahoma Industrial Finance Authority (OIFA) as collateral for a loan to the Company. This loan is in default and the prospect for foreclosure by the OIFA is likely. If this occurred the Company could lose all its interest in CPC and the Cyril Refinery.

        In the recent past, the Company's principal businesses have been
(1) the refining of crude oil into diesel fuel, kerosene, paint thinners and lacquers, and specialty industrial solvents at its refinery in Cyril, Oklahoma (Cyril Refinery); and (2) production of and exploration for crude oil and natural gas; and (3) contract operations of producing oil and natural gas properties. However, the Company no longer operates the Cyril refinery and the Company has sold all its oil and gas properties and well operations.


        The Company has no material patents, licenses, franchises or concessions which are considered significant to it operations.

        The Company has not been a party to any bankruptcy, receivership, reorganization adjustment or similar proceeding.

        The Company has no present business activity.


        Since the refinery operations began in January of 1994, and through April of 1995, the Cyril Refinery acquired approximately 803,388 barrels of crude oil. The Company acquires such crude oil feed stock by the barrel at the daily average West Texas Intermediate (WTI) crude oil posted price plus transportation and handling costs which varies depending on the distance that particular crude oil barrel is transported to the plant. The daily average WTI is calculated on a monthly basis.

Competition

        If the Company is able to refinance the Cyril Refinery, such operation would be in direct competition with many other refiners. Many of the refineries with which the Company will compete have vast resources from which to draw and are able to offer for sale many products which can not be offered by the Company. Also, the refining companies with which the Company will compete can offer their products at prices which may be below the Company's cost of producing the same products. The Company must deal with this competition by strictly defining its specialty markets. To establish this market, the Company must offer a quality product at a competitive price with special services such as custom blending.

        In addition to the market competition for the sale of its products, the Company would compete with much larger refineries to acquire the high quality, low sulphur crude oil necessary to supply the special needs of the Cyril Refinery.

Risk Factors

        The Company's operation of the Cyril Refinery is inherently dangerous. The refining process calls for heating large volumes of crude oil and natural gas condensate in order to separate each barrel into various other products, many of which are highly volatile. Even though the Company maintains a fire water system, there is always some danger of explosions and fire. Also, the operation of the Cyril Refinery equipment can be extremely dangerous. Although considerable effort is taken to follow all safety procedures, because of the size and complexity of the refinery equipment, accidents may occur.

        In addition to the physical inherent risks of operating refinery equipment and the handling of crude oil, natural gas, natural gas condensate, and other potentially explosive materials, the Company's refinery operation is subject to substantial economic risks. Production and sale of hydrocarbon solvents, diesel, and other products that will be produced by the Company's refinery operation is a very competitive business. There is no certainty that the Company can establish a market for its products. There is no assurance that the Company will be able to operate the Cyril Refinery in a profitable manner. Because of the substantial capital investment made by the Company in the renovation and start up of the Cyril Refinery, the future of the Company is dependent upon its ability to refinance and operate the Cyril Refinery successfully.

Environmental Risk

        In 1987 the Cyril Refinery site was placed on the Environmental Protection Agency's (EPA) National Priority List. A remedial study was completed by the EPA in 1991 and it was determined that there were certain hazardous substances present at the old refinery site, some of which could be found on CPC's property. Although the EPA found levels of contamination which did not pose an immediate hazard to human life, over the next five years CPC will be required to conduct limited remediation of hydrocarbons and other contaminants contained within the boundaries of the CPC property. The Company will be required to conduct this soil remediation in conjunction with the bioremediation plan now being formulated by the EPA for the adjacent property under the EPA's control. Bioremediation is accomplished by introducing living organisms into the soil through an irrigation system. When combined with water, heat and oxygen, these organisms naturally consume the hydrocarbons contained in the soil, converting it into harmless gases which dissipate into the atmosphere.


         Officers of the Company

         The Officers of the Company are as follows:

                                                             OFFICER
      NAME            AGE    POSITION WITH COMPANY            SINCE

David M. Whitney      47     Chairman of the Board             1982
                             of Directors and President,
                             Secretary


Employees

         The Company has only one employee, its President.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved in numerous lawsuits that could materially affect its ability to operate. Also the Company has numerous judgements in favor of creditors. Most suits have arisen because of the Company's inability to timely pay all its obligations. The litigation can only be satisfied if the Company is successful in securing new working capital as planned.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not submitted any matters to the shareholders for a vote during this reporting period.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board under the symbol "OKOK". During the last twelve months, the bid price of the company's stock has ranged in price from $0.01 to $0.04 per share on a post reverse stock split basis. The Company has six market makers as of December 31, 1997.

         The transfer agent for the Company's stock is Chase Mellon Shareholder Services, 450 West 33rd Street, 15th Floor, New York, NY 10001-2697. On June 26, 1997, the outstanding shares of the Company's Common Stock totaled 37,706,354 shares and were held by approximately 2,250 shareholders of record. The Company has never declared or paid any cash dividends and has no present intention of paying cash dividends to common shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

          Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The
Company has not been able to meet it's current obligations.


Results of Operations - Operating Revenues 1997 vs. 1996

         The Company had no revenues in 1997 vs  $193,334 in 1996.

Operating Costs and Expenses - 1997 vs. 1996

         Operating expenses decreased substantially in 1997 over 1996 as a result of the shut down of the Company's Cyril Refinery operations.


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

         Although the Company is now pursuing financing which will enable it to renew its financing arrangements and allow it to start up operations of the Cyril Refinery again, there is absolutely no assurance that the Company will be successful.

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

Cyril Refinery Vendor Payables

         The Company and its subsidiary have a substantial amount of past-due vendor payables for which it has no source of payment. The Company is currently developing a plan to offer such vendors a settlement plan to be financed with new investment funding. The Company has not yet secured such new financing and can in no way be assured of securing such financing.

Oklahoma Industrial Finance Authority $750,000 Loan

         On November 10, 1993, the Company secured a $750,000 loan from the Oklahoma Industrial Finance Authority (OIFA), which funds were used to satisfy a portion of the Company's start-up working capital needs. The OIFA loan was for one year and is now in default with interest accruing at eight percent (8%). The OIFA may decide to foreclose at any time.


Environmental Considerations.

         In 1988, the Cyril Refinery property formerly owned by Oklahoma Refining Corporation (ORC site) in Cyril, Oklahoma, was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

         In April of 1997, the Oklahoma Department of Environmental
Quality (ODEQ) filed an announcement of changes to the CRC site remediation plan which greatly reduced the scope and cost of the "clean-up" work. They announced that rather than building a bioremediation plant, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

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

Common Stock Issued

    On March 7, 1997 the Company sold 15,200,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Canadian company (Purchaser), not a U.S. Person as defined in Regulation S of the Act. The Company's common stock was issued in consideration for the assignment of certain contract leasehold rights held by the Purchaser to drill for oil and natural gas in Cameron Parish, South Louisiana. These leases are not currently producing. The Company plans to develop the leasehold over the next twelve months, which will require a significant amount of capital. At this time, the Company does not have the capital to develop these leases, but hopes to secure such financing. Because of the Company's present poor financial condition, there is no assurance that it will be able to secure the financing necessary to develop its Louisiana leasehold rights.

    On November 11, 1997, the Company sold 5,000,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Panamanian company (Purchaser), not a U.S. Person as defined in Regulation S of the Act. The Company's common stock was issued in consideration for the for the cancellation of Company debt incurred over the year for the cash to maintain the Cyril refinery and other general and administrative costs.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



                   CONSOLIDATED FINANCIAL STATEMENTS


                     CAYMAN RESOURCES CORPORATION







                           December 31, 1997


             (Forming a part of Form 10-KSB Annual Report

           to the U. S. Securities and Exchange Commission)

                      OKLAHOMA ENERGY CORPORATION
                               formerly
                     CAYMAN RESOURCES CORPORATION



TO:           SHAREHOLDERS

REGARDING:    INDEPENDENT AUDIT


The December 31, 1997, financials were prepared in house and have not been reviewed by an outside auditor. Although the Company does plan to offer audited financials in the future, it does not have the capital to do so at this time.



                                  OKLAHOMA ENERGY CORPORATION

              OKLAHOMA ENERGY CORPORATION AND SUBSIDIARIES

              Index to Consolidated Financial Statements



                         Financial Statements


                                                           Page

Consolidated Balance Sheet                                  F2

Consolidated Statement of Operations                        F3

Notes to Consolidated Financial Statements                  F4




All other schedules are omitted because of the absence of the condition under which they are required or because the information is included in the financial statements or notes thereto.



                                F1.

                  CAYMAN RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                                   (Unaudited)

                                                    Page 1 of 2

                                      ASSETS

Current assets:
 Cash and cash equivalents                           $   (44,780)
 Receivables, less allowance for doubtful
   accounts of $88,190:                                   50,805
     Product sales                                             0

                                                     -----------
             Total receivables, net                        6,025
                                                     -----------



 Prepaid expenses and other                                1,500
                                                     -----------

         Total current assets                              7,525
                                                     -----------

Property and equipment, at cost:
 Refinery                                             10,284,476
 Other                                                   348,214
                                                     -----------
                                                      10,632,690

 Less accumulated depreciation,
     and amortization                                 (1,680,179)
                                                     -----------
 Net property and equipment                            8,952,512
                                                     -----------

Total assets                                         $ 8,960,037
                                                     ===========




                                F2.

                  CAYMAN RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                                   (Unaudited)
                                   (Continued)

                                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
 Accounts payable                                    $ 7,375,603

  Notes payable and Long Term Debt                       184,221
                                                     -----------
     Total current liabilities                         7,559,824

Long-term accounts payable                             1,252,533


Deferred income taxes                                    775,608
                                                     -----------
Reserve for estimated costs of refinery
   environmental cleanup                               1,213,420
                                                     -----------
Commitments and contingent liabilities

Stockholders' deficit:
  Preferred stock, $.10 par value, 6,000,000
     shares authorized, 656,078 shares
     issued and outstanding                               63,866
 Common stock, $.10 par value, 50,000,000
     shares authorized, 22,687,782 shares
     issued and outstanding                            2,379,413
 Additional paid-in capital                           28,133,405
 Accumulated deficit                                 (32,397,787)
 Treasury stock, 17,233 common
     shares and 182,511 preferred
     shares, at cost                                     (20,154)
                                                     -----------
 Total stockholders' deficit                          (1,841,348)
                                                     -----------
Total liabilities and stockholders'
  deficit                                            $ 8,960,037
                                                     ===========



                                F3.

                  CAYMAN RESOURCES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Year Ended December 31, 1997
                                   (Unaudited)


Operating revenues:
 Oil and gas sales                                       $     7,496
 Product sales                                                     0
 Management and overhead fees                                 13,488
 Other                                                         1,065
                                                         -----------
     Total operating revenues                                 22,049
                                                         -----------

Operating costs and expenses:
 Oil and gas production                                        3,313
 Cost of product sales                                             0
 General and administrative                                   19,487
 Interest expense                                              1,845
                                                         -----------
     Total operating costs and expenses                  $    24,645
                                                         -----------

Loss before income taxes                                 $  (  2,596)

Income taxes                                                       0
                                                         -----------
Net loss                                                 $  (  2,596)
                                                         ===========


                                F4.

             CAYMAN RESOURCES CORPORATION AND SUBSIDIARIES

               NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997


NOTE 1 - OPERATING AND FINANCIAL STATUS OF COMPANY

         In January of 1994, the Company began operations at its crude oil refinery located in Cyril, Oklahoma (the Cyril Refinery). The start up of the Cyril Refinery occurred after renovation and clean-up expenditures which totaled approximately $3,750,000 of which $2,900,000 was expended in 1993 and
         $7,100,000 1994.

         The Cyril Refinery operations were shut down in April of 1995 due to significant operating losses. These losses were a result of the Company's inability to produce certain targeted specialty solvents to the satisfaction of its customers. The Company has reviewed its overall refinery operations and developed a new operating plan which identifies a limited number of key products which it can produce to costumer specifications. Also, because the Company will limit the products it makes, it will use less equipment, burn less fuel, and significantly reduce labor costs.

         The Company is now pursuing a possible joint venture partner or other financing to again start up the Cyril Refinery operation utilizing the Company's new products plan.

         In 1993 the Company secured a $1,600,000 loan from a group of private lenders (Cayman Lenders, hereinafter known as the CRC Lenders) which funds were used to renovate and clean up the Cyril Refinery. A loan from the CRC Lenders matured in November of 1994. In January of 1995 the Company reached agreement with the CRC Lenders which provided that the Company assign all the oil and gas properties pledged to secure such loan to the CRC Lenders in lieu of foreclosure and in full settlement of all indebtedness. In addition to this assignment of oil and gas properties, the settlement provided that the Company issue the CRC Lenders a total of 6,800,000 shares of the Company stock.

         In 1993 the Company also secured a working capital loan from the Oklahoma Industrial Finance Authority for $750,000. This loan matured in November 1994 and has been past due ever since. The Company does not have the funds to repay this loan at this time.


                                F5.

         The Company does not now have adequate working capital to carry on operations. It is not possible to determine whether any new sources of working capital can be generated by the Company.
         The Company will attempt to continue to manage its trade payables and other debt. The Company's future depends entirely on the ability of the Company to secure additional sources of financing to pay off or settle its obligations and finance its future operations. In order to do so, the Company must demonstrate profitable operation of the Cyril Refinery and maintain such profitable operations on a continual basis over the long term. The Company has no control over the margins between the cost of the products produced and the price it will receive for refined products which are determined by the market place. Without adequate demand for the solvents and products produced by the Cyril Refinery, the Company will not be able to conduct successful refinery operations.

         These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              The company was not able to engage an independent auditor to issue an opinion at this time due to its lack of sufficient capital to post a retainer.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers
              The following persons are the executive officers of the Company and serve at the pleasure of the Board of Directors:

 Name                 Age    Since     Position with Company

David M. Whitney      47     1982      Chairman of the Board of
                                       Directors and President of
                                       Cayman Resources Corporation,
                                       CPC Production Company, CEC
                                       Exploration Corp. and Director
                                       and Chief Executive Officer of
                                       Cyril Petrochemical Corporation.

Directors

         The Company's Board of Directors is comprised as follows:

Officer

Name                    Age    Since     Position with Company
-----------------       ---    ------    -----------------------
David M. Whitney        47     1978      Chairman of the Board of
                                         Directors and President

William A. Hogan        63     1977      Director

James H. Pittinger      72     1991      Director of Cayman Resources
                                         Corporation and President of
                                         Cyril Petrochemical Corporation

Robert M. Hoover, Jr.   64      1993     Director


DAVID M. WHITNEY

         Mr. Whitney became President of the Company in 1982. Prior to that time he had served on the Board of Directors since 1978. He is on the Board of Directors of CPC. Mr. Whitney has been involved in various aspects of oil and gas management since 1973. Mr. Whitney was formerly with Whitney Supply Company, an oil field company, until July 1979 when it was sold. Also, Mr. Whitney has held and continues to hold the position of Vice President of Whitney Oil and Gas Corporation and President of Geo American Resources, Inc. Mr. Whitney holds degrees as a Bachelor of Arts in Business and Economics from Westminster College in Fulton, Missouri, and a Juris Doctorate from the University of Tulsa Law School. Mr. Whitney was admitted to the Oklahoma Bar in 1976. He is a member of the Oklahoma Bar Association and the American Bar Association and the Oklahoma Independent Petroleum Association.

WILLIAM ANTHONY HOGAN

         Mr. Hogan is chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of the Company. Throughout his membership on the Board of Directors of this Company, Mr. Hogan has been President of Hogan & Co., Inc., sugar traders and importers.


ROBERT M. HOOVER, JR.

         Mr. Hoover is a member of the Finance and the Audit and Compensation Committees of the Board of Directors of the Company. For the past 12 years, he has run his family's business of oil and gas production, real estate, and other investments. Prior to this he was active in the oil and gas industry, holding key positions in exploration companies. He received his Bachelors degree in Business Administration in 1954 from the University of Oklahoma.

ITEM 10. EXECUTIVE COMPENSATION

         Compensation of Officers and Directors. The following table sets forth the cash compensation which was paid or accrued by the Company and its subsidiaries for the twelve (12) month period ended December 31, 1993, to each of the officers and directors of the Company and the total cash compensation which was paid to all officers and directors as a group:


                              CASH COMPENSATION

Name of                Capacity
Individual or          in which
Number of Persons      Remuneration               Cash             Other
in Group               Received               Compensation      Remuneration

David M. Whitney       President &              $   -0-           $     0
                       Chairman of the Board
                       Oklahoma Energy
                         Corporation
                       Cayman Production
                         Company

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT (1)

  Certain Beneficial Owners. The following table sets forth persons known to the Company who own directly or beneficially more than five percent (5%) of the voting common shares of the company, both the Common Stock and the Common Stock equivalent of all the preferred, as one sole class of stock being all the authorized and issued stock of the Company. The total number of voting shares of the Company's Common Stock and the Common Stock equivalent of Preferred Stock at August 15, 1994 is 16,429,905 shares.
(See Notes to Item 11.)



                                NUMBER OF VOTING
                               SHARES BENEFICIALLY     PERCENTAGE OF TOTAL
                                HELD BY 5% OWNERS         VOTING SHARES


Haydan Holdings, Ltd.             1,333,340                  5.8%
Total beneficial ownership of
  5% owners as a group            1,333,340                  5.8%


     Ownership of Directors and Management. The following table sets forth the ownership of all voting shares of the Company; both the Common Stock and the Common Stock equivalent of the Preferred Stock, held by each of the officers and directors of the Company as of August 15, 1994. (See Notes to Item 11)

                                NUMBER OF VOTING
                               SHARES BENEFICIALLY
                                    OWNED BY             PERCENTAGE OF TOTAL
                                OFFICERS & DIRECTORS        VOTING SHARES


William Anthony Hogan(2)             618,375                    2.7%
Robert M. Hoover, Jr.                723,635                    3.2%
James H. Pittinger                   955,500                    4.2%
David M. Whitney(3)                  577,615                    2.5%
Total beneficial ownership of
   Officers & Directors            2,875,125                   12.6%


NOTES TO ITEM 11 - SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(1) The nature of ownership of the shares described in the above table is direct unless otherwise indicated.

(2) Mr. Hogan owns controlling interest in Hogan & Company, Inc., which owns 21,118 shares of Common Stock in the Company. In addition, Hogan & Company, Inc. has a Profit Sharing Trust that owns 53,267 shares of Common Stock in the company. Mr. Hogan owns a controlling interest in Connemara Corporation which owns 12,168 shares of Common Stock in the Company. Mr. Hogan received 96,000 shares of Series D Preferred Stock which is convertible into 240,000 shares of the Company's Common Stock as part of the settlement distribution made to the CRC Reorganization Partnership. The shares held by Hogan & Company, Inc., Hogan & Company Profit Sharing Trust and Connemara Corporation are shown as beneficially owned by Mr. Hogan.

(3) Mr. Whitney is President and Chairman of the Board of Directors of the Company and owns 691,009 shares of Common Stock. Mr. Whitney is a shareholder of Whitney Oil and Gas Corp. which owns 252,731 shares of Common Stock in the Company. The total amount of shares of Common Stock of the Company owned by Whitney Oil and Gas Corp are included in the amount shown as beneficially owned by Mr. Whitney. Mr. Whitney also owns options to purchase 5,000,000 shares of Common Stock of the Company at an average price of $0.02 per share which were granted to Mr. Whitney as part of his employment consideration.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain members of management and the Board of Directors and other related parties do from time to time participate individually or through other companies they have an interest in with the Company through common venture in the exploration for and production of oil and natural gas.
In addition, certain members of management have interest in companies that provide consulting and accounting and other services to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(1) Financial Statements and Financial Statements Schedules. A list of financial statements and financial statement schedules is contained in "Index to Consolidated Financial Statements and Schedules" on page F-1 hereof.

(2) Reports on Form 8-K. No reports filed on Form 8-KSB for the period ending December 31, 1997.

(3) Exhibits.
    Exhibit 27 - Financial Data Schedule.




                               SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OKLAHOMA ENERGY CORPORATION
                             formerly CAYMAN RESOURCES CORPORATION
                             (Registrant)



Dated: May 7, 1998                By: /s/ David M. Whitney
                                  David M. Whitney, President,
                                  Chief Executive Officer, and
                                  Chairman of the Board