Form 10QSB
period 1998-03-31
OKLAHOMA ENERGY CORP
filed 1998-12-18
CIK 355649

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-QSB

  [X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from  ________  to ________

                  Commission File Number 0-10337

                     OKLAHOMA ENERGY CORPORATION
  -------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


      An Oklahoma Corporation                     73-1129531
---------------------------------             -------------------
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

          6 East 5th Street, Ste 800, Tulsa, OK  74103-4444
          --------------------------------------------------
             (Address of principal executive offices)

                          (918) 587-4470
                   ----------------------------
                   (Issuer's telephone number)


                     CAYMAN RESOURCES CORPORATION
      -------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__.  No _____.

State the number of shares outstanding of each issuer's classes of common equity, as of March 31, 1998

                Common              44,435,843

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   OKLAHOMA ENERGY CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET
                          March 31, 1998
                           (Unaudited)
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

                   OKLAHOMA ENERGY CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
              (00's omitted, except per share data)


                                                Three Months Ended
                                              March            March
                                               1998            1997

Operating revenues:
  Oil and gas sales                           $   0           9,034
  Product sales                                   0             -0-
  Management and overhead fees                    0          53,923
  Other                                           0          27,327
                                              ---------     -------
     Total operating revenues                     0          90,284
                                              ---------     -------

Operating costs and expenses:
  Oil and gas production                          0             768
  Cost of product sales                           0          16,384
  General and administrative                      0         159,498
  Operating expense                               0          55,469
  Interest expense                                0          43,104
                                              ---------      ------
  Total operating costs
     and expenses                             $   0         266,223
                                              ---------     -------

Loss before income taxes                      $   0        (175,939)

Income taxes
                                              ---------     --------
Net loss                                      $   0        (175,939)
                                              =========     ========




          The accompanying note is an integral part of the condensed consolidated financial statements.

                    OKLAHOMA ENERGY CORPORATION
        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998


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

     Exhibit 27 - Financial Data Schedule

  B) Reports on Form 8-K

     None

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DATED:  June 30, 1998       OKLAHOMA ENERGY CORPORATION

                                 By: /s/ David M. Whitney
                                     David M. Whitney
                                     President and
                                     Chief Executive Officer