Form 10QSB
period 1998-09-30
OKLAHOMA ENERGY CORP
filed 1998-12-23
CIK 355649

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                -----------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
                              EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-10337

                                   -----------

                           OKLAHOMA ENERGY CORPORATION
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      An Oklahoma Corporation                              73-1129531
 -------------------------------                       -------------------
 (State of Other Jurisdiction of                        (I.R.S. Employer
  Incorporation of Organization)                       Identification No.)

                     2 West Main Street, Cyril, OK 7329-0579
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (580) 464-3759
     -----------------------------------------------------------------------
                           (Issuer's telephone number)

       Cayman Resources Corporation 6 East 5th Street , Ste. 800, Tulsa OK
                                   74103-4444
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes__ No__

State the number of shares outstanding of each issuer's classes of common equity as of September 30, 1998 Common 47, 861, 109

Changes in Control of Registrant and resignations of Registrant Directors


On July 2, 1998 David Whitney resigned as President and CEO of the Oklahoma Energy Corporation. Arthur E. Juhl was appointed President/CEO and Director, also Richard Shaw and James Fuller were appointed directors. Immediately following the appointment of the three new directors, Robert M. Hoover Jr., David Whitney and William Anthony Hogan resigned as directors.

ITEM 1.  FINANCIAL STATEMENTS

                           OKLAHOMA ENERGY CORPORATION
                      CONDENSED CONSOLIDATION BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                 (00'S OMITTED)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $    (44,780)
Receivable and other, less allowance for
doubtful accounts of $88                                           50,805
Prepaid expenses and other                                          1,500
                                                             ------------
Total Current Assets                                                7,525
                                                             ------------
PROPERTY AND EQUIPMENT, AT COST:
Refinery                                                     $ 10,284,476
Other                                                             348,214
                                                             ------------
                                                             $ 10,632,690
Less accumulated depreciation, depletion,
and amortization                                               (1,680,178)
                                                             ------------
                                                                8,952,512
                                                             ------------
TOTAL ASSETS                                                 $  8,960,037
                                                             ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts and revenues payable                                $  7,375,603
Notes payable and current portion of
long term debt                                                    184,221
                                                             ------------
Total current liabilities                                    $  7,559,824
                                                             ------------
LONG-TERM ACCOUNTS PAYABLE AND LONG-TERM DEBT,
NET                                                             1,252,533
                                                             ------------
DEFERRED INCOME TAXES                                             775,608
                                                             ------------
RESERVE FOR REFINERY CLEANUP                                    1,213,420
                                                             ------------

STOCKHOLDER'S EQUITY:                                              63,866
Preferred stock                                                 2,379,413
Common stock                                                   28,133,405
Accumulated deficit                                           (32,397,787)
Treasury stock, at cost                                           (20,154)
                                                             ------------
Total Stockholders' deficit                                    (1,841,348)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  8,960,037


                THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATION FINANCIAL STATEMENTS.

                           OKLAHOMA ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (00'S OMITTED, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                      SEPT.           SEPT.
                                                      1998            1997
                                                    --------        --------
OPERATING REVENUES:
Oil and gas sales                                          0           9,034
Product sales                                              0               0
Management and overhead fees                               0          53,923
Other                                                      0          27,327
                                                    --------        --------
TOTAL OPERATING REVENUES                                   0          90,284

OPERATING COSTS AND EXPENSES:
Oil and gas production                                     0             768
Cost of product sales                                      0          16,384
General and administrative                                 0         159,498
Operating expense                                          0          55,469
Interest expense                                           0          43,104
                                                    --------        --------
TOTAL OPERATION COSTS AND EXPENSES                         0         266,223

LOSS BEFORE INCOME TAXES                                   0        (175,939)

INCOME TAXES                                               0               0
                                                    --------        --------

NET LOSS                                                   0        (175,939)


                The accompanying note is an integral part of the
                  condensed consolidation financial statements.

                           OKLAHOMA ENERGY CORPORATION
              NOTE TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
                               September 30, 1998

A. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidates financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Presently, the Company has no working capital with which to operate. The Company lacks necessary capital to meet its obligations. The Company is attempting to reorganize, restructure, and settle its obligations with capital raised from outside investors.

                               SIGNIFICANT EVENTS

Reactivation of Cyril Refinery

         In January of 1994, the Company began its Cyril Refinery operations. The Company shut down refinery operations in April of 1995. During the sixteen months of operation, the Company experienced substantial mechanical problems and was unable to meet the product specifications demanded by its customers. As a result, the Company realized significant losses from its operation of the Cyril Refinery which caused the loss of its crude oil credit lines and the ultimate shut down of refinery operations.

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

Sale of Company's Oil and Gas Assets to Satisfy Working Capital Debt

         Effective January 1, 1995 the Company assigned substantially all its oil and gas production to the Cayman Lenders Limited Liability Corporation in exchange for a release of indebtedness and in lieu of foreclosure on the $1,600,000 in debt loaned to it by a group of individuals known as the Capital Investors. Such funds were borrowed by the Company in 1993 to finance the Cyril Refinery.

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

Environmental Considerations

In 1988, the property formerly owned by Oklahoma Refining Corporation (ORC site) in Cyril, Oklahoma, including that portion of the Cyril Refinery owned by CPC was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environment Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediatied over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

In April of 1996, the Oklahoma Department of Environmental Quality (ODEQ) filed an announcement of changes to the CRC site remediation plan which greatly reduced the scope and cost of the "clean up" work. They announced that rather than building a bioremedition plant, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

         The Company is aware of the need to cooperate with State and Federal agencies to provide a plan and implement that plan to clean up any and all identifiable hazards on its property. In January 1992, the Company executed a Consent Agreement and Final Order with the Oklahoma State Department of Health. All of the work required by such Consent Order has now been completed by the Company. In addition to the requirements made of the Company in accordance with the Oklahoma State Department of Health (OSDH) and the EPA to complete the remediation of all hazardous areas located on the CPC property. The Company had developed a plan to achieve this goal and believes that those plans are feasible. Management estimates, based upon review and evaluation of the above studies, that the cost to transport the remaining soil to the EPA encapsulation site is approximately $100,000. This will substantially complete the Company's requirement under the Consent Order dated January 1, 1992.

Item 3.           EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

      None

B)  Reports on Form 8-K

       One


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 15, 1998           OKLAHOMA ENERGY CORPORTION

                                    By:  Arthur E. Juhl
                                         --------------------------------------
                                         Arthur E. Juhl
                                         President and Chief Executive Officer