Form 10-K
period 1998-12-31
OKLAHOMA ENERGY CORP
filed 1999-04-01
CIK 355649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-10337
                       -------

                          OKLAHOMA ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                               73-1129531
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  2 West Main Street, Cyril, OK                                    73029-0579
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (580) 464-3759
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
  None                                         None
---------------------                -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

  Title of each class                  Name of each exchange on which registered
Common, $0.10 Par Value                         Electronic Bulletin Board
-----------------------                -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Total issuer's revenues for 1998 were 0.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 1998, was $.05 per Share $2,337,246.

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Common                  46,744,911


                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                     PART I

ITEM 1.  BUSINESS

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

         In the recent past, the Company's principal business have been (1) the refinery of crude oil into diesel fuel, kerosene, paint thinners and lacquers, and specialty industrial solvents at its refinery in Cyril, Oklahoma (Cyril Refinery); and (2) production of and exploration for crude oil and natural gas; and (3) contract operations of producing oil and natural gas properties. However, the Company no longer operates the Cyril refinery and the Company has sold all its oil and gas properties and well operations.

         The Company has no material patents, licenses, franchises or concessions which are considered significant to its operations.

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

RISK FACTORS

       The Company's operation of the Cyril Refinery is inherently dangerous. The refinery process calls for heating large volumes of crude oil and natural gas condensate in order to separate each barrel into various other products, many of which are highly volatile. Even though the Company maintains a fire water system, there is always some danger of explosions and fire. Also, the operations of the Cyril Refinery equipment can be extremely dangerous. Although considerable effort is taken to follow all safety procedures, because of the size and complexity of the refinery equipment, accidents may occur.

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

Officers of the Company

The Officers of the Company are as follows:


                                                                 Officer
   Name                Age          Position with Company         Since
   ----                ---          ---------------------         -----

Arthur E. Juhl          56            President and CEO            1998

Employees

       The Company has only one employee, its President.

ITEM 2.  PROPERTIES

         The Company's properties consist of 104 acres located in Cyril, Oklahoma on which is located an oil refinery capable of producing up to 5,000 barrels of oil per day. The refinery includes tanks to store crude oil and related products, an office building, a lunch and changing facility, a test lab and computer facility, a warehouse and shop and a truck loading facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved in numerous lawsuits that could materially affect its ability to operate. Also the Company has numerous judgments in favor of creditors. Most suites have arisen because of the Company's inability to timely pay all its obligations. The litigation can only be satisfied if the Company is successful in securing new working capital as planned.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not submitted any matters to the shareholders for a vote during this reporting period.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board under the symbol "OKOK". During the last twelve months, the bid price of the Company's stock has ranged in price from $0.03 to $0.20 per share on a post reverse stock split basis. The Company has six market makers as of December 31, 1998.

         The transfer agent for the Company's stock is Chase Mellon Shareholder Services, 450 West 33rd Street, 15th Floor, New York, NY 10001-2697. On December 31, 1998, the outstanding shares of the Company's Common Stock totaled 46,744,911 shares and were held by approximately 2,250 shareholders of record. The Company has never declared or paid any cash dividends and has no present intention of paying cash dividends to common shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

         The Company had no revenues in 1998.

Operating Costs and Expenses

         Operating expenses remained the same as a result of the shut down of the Company's Cyril Refinery operations.

                               SIGNIFICANT EVENTS

Reactivation of Cyril Refinery

         In January of 1994, the Company began its Cyril Refinery operations. The Company shut down refinery operations in April of 1995. During the sixteen months of operations, the Company experienced substantial mechanical problems and was unable to meet product specifications demanded by its customers. As a result, the Company realized significant losses from its operation of the Cyril Refinery which caused the loss of its crude oil credit lines and the ultimate shut down of refinery operations.

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

Cyril Refinery Vendor Payables

         The Company and its subsidiary have a substantial amount of past-due vendor payables for which it has no source of payment. The Company is currently developing a plan to offer such vendors a settlement plan to be financed with new investing funding. The Company has not yet secured such new financing and can in no way be assured of securing such financing.

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

Environmental Considerations

         In 1988, the Cyril Refinery property formerly owned by Oklahoma, was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

         In April 1997, the Oklahoma Department of Environmental Quality (ODEQ) filed an announcement of changes to the CRC site remediation plan which greatly reduced the scope and cost of the "clean-up" work. They announced that rather than building a bioremediation plant, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

         The Company is aware of the need to cooperate with State and Federal agencies to provide a plan and implement that plan to clean up any and all identifiable hazards on its property. In January 1992, the Company executed a Consent Agreement and Final Order with the Oklahoma State Department of Health. All of the work required by such Consent to Order has now been completed by the Company. In addition to the requirements made of the Company in accordance with the Consent Order, the Company plans to continue to cooperate with the Oklahoma State Department of Health (OSDH) and the EPA to complete the remediation of all hazardous areas located on the CPC property. The Company has developed a plan to achieve this goal and believes that those plans are feasible. Management estimates, based upon review and evaluation of the above studies, that the cost to transport the remaining soil to the EPA encapsulation site is approximately $100,000. This will substantially complete the Company's requirement under the Consent Order Dated January 1, 1992.

Common Stock Issued

         On March 7, 1997 the Company sold 15,200,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Canadian company (Purchaser), not a U.S. Person as defined in Regulation S of the Act. The Company's common stock was issued in consideration for the assignment of certain contract leasehold rights held by the Purchaser to drill for oil and natural gas in Cameron Parish, South Louisiana. These leases are not currently producing. The Company plans to develop the leasehold over the next twelve months, which will require a significant amount of capital. At this time, the Company does not have the capital to develop these leases, but hopes to secure such financing. Because of the Company's present poor financial condition, there is no assurance that it will be able to secure the financing necessary to develop its Louisiana leasehold rights. In 1998 because of the lack of financing the Company was unable to develop the Louisiana leasehold rights.

         On November 11, 1997, the Company sold 5,000,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Panamanian company (Purchaser), not a U.S. Person as defined in Regulation S of the Act. The Company's common stock was issued in consideration for the cancellation of Company debt incurred over the year for the cash to maintain the Cyril Refinery and other general and administrative costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In March 1999, the Company engaged Turner, Stone & Company, L.L.P. to complete an independent audit. There were no disagreements with the Company's former auditors over any auditing, accounting or disclosure matters.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS

              The following persons are the executive officers of the Company and serve at the pleasure of the Board of Directors:

Name                     Age        Since          Position with Company
----                     ---        -----          ---------------------

Arthur E. Juhl            56        1998           President and CEO of
                                                   Oklahoma Energy Corporation,
                                                   President of Cyril
                                                   Petrochemical Corporation.

James Fuller              57        1998           Director

Fred S. Konigsberg        48        1998           Director

Don Mac Phail III         51        1998           Director


Arthur E. Juhl

         Mr. Juhl became President of the Company in July of 1998. Prior, he was an officer and consultant to various corporations in "turn around" situations. He has a degree in Mechanical Engineering and has attended law school, as well as doing extensive studies in business and finance. He is well acquainted with refinery operations and product marketing.

James Fuller

         Mr. Fuller is President of North Coast Securities, a San Francisco brokerage company. Mr. Fuller was a former Vice President of the New York Stock Exchange and has been in the securities field for a number of years.

Fred S. Konigsberg

         Mr. Konigsberg is a corporate attorney with extensive experience in the securities field. He has represented many different corporations over the years. His practice is both located in San Francisco and in the Los Angeles area.

Don Mac Phail III

         Mr. Mac Phail is President of Mac Phail Investment Group, a Boston Massachusetts company that deals in stock and bonds and offers financial planning. Mr. Mac Phail has been in the securities business for over thirty years on the east coast.

ITEM 11. EXECUTIVE COMPENSATION

                               CASH COMPENSATION

Name of                              Capacity
Individual or                        in which
Number of                           Remuneration                 Cash                Other
Persons in Group                     Received                 Compensation        Remuneration
----------------                     --------                 ------------        ------------

Arthur E. Juhl                      President                   $     0             $   51,000($15,000 paid
                                    Oklahoma Energy                                           in common
                                         Corporation                                          stock; $36,000
                                                                                              accrued)

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

Certain Beneficial Owners. The following table sets forth persons known to the Company who own directly or beneficially more than five percent (5%) of the voting common shares of the Company, both the Common Stock and the Common Stock equivalent of all the preferred, as one sole class of stock being all the authorized and issued stock of the Company. The total number of voting shares of the Company's Common Stock at December 31, 1998 is 46,744,911 shares. (See Notes to Item 11.)

                         NUMBER OF VOTING
                         SHARES BENEFICIALLY            PERCENTAGE OF TOTAL
                         HELD BY 5% OWNERS                 VOTING SHARES
                         -----------------                 -------------

Eileen Shaw                   7,213,000                         15.4%

Ownership of Directors and Management. The following table sets forth the ownership of all voting shares of the Company; both the Common Stock and the Common Stock equivalent of the Preferred Stock, held by each of the officers and directors of the Company as of August 15, 1994. (See Notes to Item 11.)

                                    NUMBER OF VOTING
                                    SHARES BENEFICIALLY
                                    OWNED BY                      PERCENTAGE OF TOTAL
                                    OFFICERS & DIRECTORS             VOTING SHARES
                                    --------------------             -------------

Arthur E. Juhl                            355,000                         .8%
James Fuller                              110,000                         .2%
Don Mac Phail III                         100,000                         .2%
Fred S. Konigsberg                             --                         --
Total beneficial ownership of
     Officers & Directors                 565,000                        1.2%

NOTES TO ITEM 12 - SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(1) The nature of ownership of the shares described in the above table is direct.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                    PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8K

(1) Financial Statements and Financial Statements Schedules. A list of financial statements and financial statement schedules is contained in "Index to Consolidated Financial Statements and Schedules" on page F-1 hereof.

(2) Reports on Form 8-K. Report filed July 2, 1998 - Change in Control of Registrant.


             Report filed December 11, 1998 - Change of Directors.





                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OKLAHOMA ENERGY CORPORATION
                                       Formerly CAYMAN RESOURCES
                                       CORPORATION
                                       (Registrant)



Dated:  March 18, 1999                 By: /s/ Arthur E. Juhl
       ------------------                  -------------------------------------
                                           Arthur E. Juhl, President and
                                           Chief Executive Officer