Form 10-K/A
period 1998-12-31
OKLAHOMA ENERGY CORP
filed 1999-12-10
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1


(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


                    2 West Main Street, Cyril, OK 73029-0579
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (580) 464-3759

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common, $0.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Total issuer's revenues for 1998 were -0-.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 1998, was $.05 per Share $2,337,246.

As of December 31, 1998 there were outstanding 46,744,911 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                           OKLAHOMA ENERGY CORPORATION
                     Form 10-K/A Report for the Fiscal Year
                             Ended December 31, 1998


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................   1

Item 2. Properties .....................................................   2

Item 3. Legal Proceedings ..............................................   3

Item 4. Submission of Matters to a Vote of Security Holders.............   3



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   3

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   3

Item 8. Financial Statements and Supplementary Data ....................   5

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   5



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   5

Item 11. Executive Compensation ........................................   6

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   6

Item 13. Certain Relationships and Related Transactions ................   7



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   7

Signature ..............................................................   8

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

Arthur E. Juhl
--------------
     Mr. Juhl became President of the Company in July of 1998. Prior, he was an officer and consultant to various corporations in "turn around" situations. He has a degree in Mechanical Engineering and has attended law school, as well as doing extensive studies in business and finance. He is well acquainted with refinery operations and product marketing.

James Fuller
------------
     Mr. Fuller is President of North Coast Securities, a San Francisco brokerage company. Mr. Fuller was a former Vice President of the New York Stock Exchange and has been in the securities field for a number of years.

Fred S. Konigsberg
------------------
     Mr. Konigsberg is a corporate attorney with extensive experience in the securities field. He has represented many different corporations over the years. His practice is both located in San Francisco and in the Los Angeles area.

Don Mac Phail III
-----------------
     Mr. Mac Phail is President of Mac Phail Investment Group, a Boston Massachusetts company that deals in stock and bonds and offers financial planning. Mr. Mac Phail has been in the securities business for over thirty years on the east coast.


ITEM 11. EXECUTIVE COMPENSATION

                               CASH COMPENSATION



Name of                  Capacity
Individual or            in which
Number of              Remuneration         Cash                 0ther
Persons in Group         Received       Compensation         Remuneration
----------------         --------       -------------        ------------

Arthur E. Juhl          President         $     0         $51,000 ($15,000 paid
                        Oklahoma Energy                           in common
                        Corporation                               stock; $36,000
                                                                  accrued)


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