Form 10QSB
period 1999-03-31
OKLAHOMA ENERGY CORP
filed 1999-12-17
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999

Commission file Number 0-13337



                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Oklahoma                                                      73-1129531
------------------                                          --------------------
(State or other                                              (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation
or organization)

                    2 West Main Street, Cyril, OK 73029-0579
     ------------------------------------------------------ --------------
              (Address of principal executive offices) (Zip Code)

                                 (580) 464-3751
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [ X ]   No [  ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes [  ]   No [  ]   N/A  [ X ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Common stock, par value $.05 per share
          47,528,244 outstanding shares as of March 31, 1999

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of March 31, 1999
        Statement of Operations for the three
           months ended March 31, 1999 and 1998
        Statement of Cash Flows for the three months
           ended March 31, 1999 and 1998
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                               1


PART II - OTHER INFORMATION                                                3


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             4

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements to this Item is submitted as a separate section of this report commencing on page F-1.


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     Presently, the Company has no working capital with which to operate. The Company lacks necessary capital to meet its obligations. The Company is attempting to reorganize, restructure, and settle its obligations with capital raised from outside investors.


                               SIGNIFICANT EVENTS


Reactivation of Cyril Refinery
------------------------------

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


Sale of Company's Oil and Gas Assets to Satisfy Working Capital Debt
--------------------------------------------------------------------

     Effective January 1, 1995, the Company assigned substantially all its oil and gas production to the Cayman Lenders Limited Liability Corporation in exchange for a release of indebtedness and in lieu of foreclosure on the $1,600,000 in debt loaned to it by a group of individuals known as the Capital Investors. Such funds were borrowed by the Company in 1993 to finance the Cyril Refinery.


Cyril Refinery Vendor Payables
------------------------------

     The Company and its subsidiary have a substantial amount of past-due vendor payables for which it has no source of repayment. The Company is currently developing a plan to offer such vendors a settlement plan to be financed with new investment funding. The Company has not now secured such new financing and can in no way be assured of securing such financing.

Oklahoma Industrial Finance Authority $750,000 Loan
---------------------------------------------------

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


Environmental Considerations
----------------------------

     In 1988, the property formerly owned by Oklahoma Refinery  Corporation (ORC site) in Cyril, Oklahoma, including that portion of the Cyril Refinery owned by CPC was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial
Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

     In April 1996, the Oklahoma Department of Environmental Quality (ODEQ) filed an announcement of changes to the CRC site remediation plan which greatly reduced the scope and cost of the "clean-up" work. They announced that rather than building a bioremediation plant, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

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

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     None


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

          (1) Financial statements at March 31, 1999.

          (2) Statement re: computation of earnings per share.

     b) No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OKLAHOMA ENERGY CORPORATION



Dated: December 17, 1999               By: /s/ Alan J. Kau
                                           -------------------------------------
                                           Alan J. Kau
                                           President and Chief Executive Officer