Form 10QSB
period 1999-06-30
OKLAHOMA ENERGY CORP
filed 1999-12-20
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999

Commission file Number 0-10337



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

          Common stock, par value $.05 per share
          47,529,892 outstanding shares as of June 30, 1999

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of June 30, 1999
        Statement of Operations for the three
           months ended June 30, 1999 and 1998
        Statement of Operations for the six
           months ended June 30, 1999 and 1998
        Statement of Cash Flows for the three months
           ended June 30, 1999 and 1998
        Notes to Financial Statements


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

                          PART I FINANCIAL INFORMATION


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

ITEM 5: OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

          (1) Financial statements at June 30, 1999.

          (2) Statement re: computation of earnings per share.

     b) On May 21, 1999 the Company accepted the resignation of the current President, elected a new President and appointed a new principal accounting firm. These changes are reflected in Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OKLAHOMA ENERGY CORPORATION



Dated: December 20, 1999               By: /s/ Alan J. Kau
                                           ----------------------------
                                           Alan J. Kau
                                           President and Chief Executive Officer