Form 10QSB
period 1999-09-30
OKLAHOMA ENERGY CORP
filed 2000-01-05
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999

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

          Common stock, par value $.05 per share
          47,529,892 outstanding shares as of September 30, 1999

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of September 30, 1999
        Statement of Operations for the three
           months ended September 30, 1999 and 1998
        Statement of Operations for the nine
           months ended September, 1999 and 1998
        Statement of Cash Flows for the three months
           ended September 30, 1999 and 1998
        Notes to Financial Statements


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


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     Presently, the Company has no working capita with which to operate. The Company lacks necessary capital to meet its obligations. The Company is attempting to reorganize, restructure, and settle its obligations with capital raised from outside investors.


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


Sale of Company's Oil and Gas Assets to Satisfy Working Capital Debt
---------------------------------------------------------------------

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

          (1) Financial statements at September 30, 1999.

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


                                   OKLAHOMA ENERGY CORPORATION



Dated: January 4, 2000              By: /s/ Alan J. Kau
                                       ----------------------------------------
                                           Alan J. Kau
                                           President and Chief Executive Officer