Form 10-K
period 1999-12-31
OKLAHOMA ENERGY CORP
filed 2000-05-12
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Total issuer's revenues for 1999 were -0-.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 1999, was $.03 per Share $1,425,923.

As of December 31, 1999 there were outstanding 47,530,755 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                           OKLAHOMA ENERGY CORPORATION
                      Form 10-K Report for the Fiscal Year
                             Ended December 31, 1999


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................   1

Item 2. Properties .....................................................   3

Item 3. Legal Proceedings ..............................................   3

Item 4. Submission of Matters to a Vote of Security Holders.............   3



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   3

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   4

Item 8. Financial Statements and Supplementary Data ....................   5

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   5



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   6

Item 11. Executive Compensation ........................................   6

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   7

Item 13. Certain Relationships and Related Transactions ................   7



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   7

Signature ..............................................................   8

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

     The Company has no present business activity other than hiring consultants and other professionals to meet the requirements of the Environmental Protection Agency and other environmental agencies.

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

     The Company expects by June 2000 to conclude its negotiations with Region Six of the Environmental Pollution Agency and the State of Oklahoma. Management intends to obtain the requisite permits from the necessary government agencies to reconstruct and reactivate the existing refinery after the clean-up in compliance with EPA requirements.

     The primary function of the refinery will be to concentrate on the development of alternative fuel resources, particularly hydrogen. Management believes the railroad at site is cable of the efficient distribution of hydrogen fuel cells for stationary power systems for commercial and residential uses. The EPA process and the development of the hydrogen technology are expected to extend over a period of 4-7 years.

     Management expects to commence as soon as feasible storage for crude oil for the Federal government and others in the existing tank farm, utilizing the nearby Enron facilities/pipelines. The next phase is the start-up of the refinery and distribution of the hydrogen. Management intends to engage in the manufacture and distribution of mobile fuel cells for automobiles, trucks and buses.

     Hydrogen is an abundant natural pollution-free alternative fuel that is anticipated to power energy needs for the 21st century. The unique centralized location of the Oklahoma refinery is ideally located to serve North American demand for hydrogen energy and to be a nucleus in the evolving market place for alternative fuels. The logistical position of the improved refinery is capable of assisting the embryonic trend to environmentally safer, less expensive energy resources. Although, there are vastly larger energy companies that have infinite financial resources to advance into the alternative fuel market. Management intends to maintain the current status quo as it aggressively seeks the fulfillment of its strategic goals.

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

     In addition to the market competition for the sale of its products, the Company would compete with much larger refineries to acquire the high quality, low sulphur crude oil necessary to supply the special needs of the Cyril Refinery. The Company believes that the optimum use of the refinery is for storage and blending and to utilize lower cost natural gas for conversion to hydrogen. The Company seeks to find a niche market for alternative fuels, specifically hydrogen.

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

Officers of the Company

The Officers of the Company are as follows:

   Officer
     Name                Age          Position with Company         Since
   -------               ---          ---------------------         -----
Jan Schutze               41             President                   2000
Fred Konigsberg           53             Vice President              2000


Employees

     The Company has 4 employees, two plant managers, its President and Vice President.


ITEM 2. PROPERTIES

     The Company's properties consist of 104 acres located in Cyril, Oklahoma on which is located an oil refinery capable of producing up to 5,000 barrels of oil per day. The refinery includes tanks to store crude oil and related products, an office building, a lunch and changing facility, a test lab and computer facility, a warehouse and shop and a truck loading facility.


ITEM 3. LEGAL PROCEEDINGS

     The Company has settled and resolved all previous lawsuits that could materially affect its ability to operate. Also the Company has numerous judgments in favor of creditors, some of which have been satisfied.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board under the symbol "OKOK". During the last twelve months, the bid price of the Company's stock has remained at a price of $0.03 per share on a post reverse stock split basis. The Company has 25 market makers as of December 31, 1999.

     The transfer agent for the Company's stock is Chase Mellon Shareholder Services, 450 West 33rd Street, 15th Floor, New York, NY 10001-2697. On December 31, 1999, the outstanding shares of the Company's Common Stock totaled 47,530,755 shares and were held by approximately 2,250 shareholders of record. The Company has never declared or paid any cash dividends and has no present intention of paying cash dividends to common shareholders.


ITEM 7. MANANGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

     The Company had no revenues in 1999.

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

Cyril Refinery Vendor Payables

     The Company and its subsidiary have a substantial amount of past-due vendor payable for which the Company is currently developing a plan to offer such vendors a settlement plan on a case by case basis.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers

     The following persons are the executive officers of the Company and serve at the pleasure of the Board of Directors:

Name                     Age      Since     Position with Company
----                     ---      -----     ---------------------
Jan Schutze               41       2000     President and CEO of Oklahoma Energy
                                            Corporation, President of Cyril
                                            Petrochemical Corporation.

James Fuller              60       1998     Director

Fred S. Konigsberg        53       1998     Vice President (2000)

Don Mac Phail III         52       1998     Director


Jan Schutze

     Jan Schutze became President in April 2000. Mr. Schutze is a geologist, specializing in environmental management.

James Fuller

     Mr. Fuller is President of North Coast Securities, a San Francisco brokerage company. Mr. Fuller was a former Vice President of the New York Stock Exchange and has been in the securities field for a number of years.

Fred S. Konigsberg

     Mr. Konigsberg is a corporate attorney with extensive experience in the securities field. He has represented many different corporations over the years. His practice is located in San Francisco and in the Los Angeles area.

Don Mac Phail III

     Mr. Mac Phail is President of Mac Phail Investment Group, a Boston Massachusetts company that deals in stock and bonds and offers financial planning. Mr. Mac Phail has been in the securities business for over thirty years on the east coast.



ITEM 11. EXECUTIVE COMPENSATION


                                CASH COMPENSATION

Name of               Capacity
Individual or         in which
Number of           Remuneration        Cash              Other
Persons in Group      Received        Compensation     Remuneration
----------------    ------------      ------------    --------------
Arthur E. Juhl      President           $  0          $ 77,000 ($15,000 paid
                    Oklahoma Energy                             in common
                    Corporation                                 stock; $62,000
                                                                accrued)

Al Kau              President           $  0          $ 42,000  accrued
                    Oklahoma Energy
                    Corporation

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
         DIRECTORS AND MANAGEMENT


Certain Beneficial Owners
-------------------------
The following table sets forth persons known to the Company who own directly or beneficially more than five percent (5%) of the voting common shares of the Company, both the Common Stock and the Common Stock equivalent of all the preferred, as one sole class of stock being all the authorized and issued stock of the Company. The total number of voting shares of the Company's Common Stock at December 31, 1999 is 47,530,755 shares. (See Notes to Item 11.)

                           NUMBER OF VOTING
                         SHARES BENEFICIALLY        PERCENTAGE OF TOTAL
                          HELD BY 5% OWNERS           VOTING SHARES
                         -------------------        --------------------
Eileen Shaw                   7,213,000                   15.4%



Ownership of Directors and Management
-------------------------------------
The following table sets forth the ownership of all voting shares of the Company; both the Common Stock and the Common Stock equivalent of the Preferred Stock, held by each of the officers and directors of the Company as of December 31, 1999. (See Notes to Item 11.)

                               NUMBER OF VOTING
                               SHARES BENEFICIALLY
                               OWNED BY                 PERCENTAGE OF TOTAL
                               OFFICERS & DIRECTORS        VOTING SHARES
                               --------------------     --------------------
Al Kau                              533,000                    1.1%
Arthur E. Juhl                      355,000                     .8%
James Fuller                        110,000                     .2%
Don Mac Phail III                   100,000                     .2%
Fred S. Konigsberg                        -                      -
Total beneficial ownership
   of Officers & Directors        1,098,000                    2.3%



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

(2) Reports on Form 8-K.

     Report filed May 21, 1999 - Change in Control of Registrant.

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

                                          OKLAHOMA ENERGY CORPORATION

                                          Formerly CAYMAN RESOURCES CORPORATION
                                                    (Registrant)



Dated: May 12, 2000                        By: /s/ Jan Schutze
                                               --------------------------------
                                               Jan Schutze, President & CEO