Form 10QSB
period 2000-03-31
OKLAHOMA ENERGY CORP
filed 2000-05-18
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000

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

          Common stock, par value $.05 per share
          47,530,755 outstanding shares as of March 31, 2000

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of March 31, 2000
        Statement of Operations for the three
           months ended March 31, 2000 and 1999
        Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999
        Notes to Financial Statements


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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The financial statements as of March 31, 2000 are incorporated herein by reference as Exhibit 1.


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

          (1) Financial statements at March 31, 2000.

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


                                   OKLAHOMA ENERGY CORPORATION



Dated: May 18, 2000              By: /s/ Jan Schutze
                                       ----------------------------------------
                                         Jan Schutze
                                         President and Chief Executive Officer