Form 10QSB
period 2000-06-30
OKLAHOMA ENERGY CORP
filed 2000-07-27
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000

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

          Common stock, par value $.05 per share
          47,530,755 outstanding shares as of June 30, 2000

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of June 30, 2000
        Statement of Operations for the three
          and six months ended June 30, 2000 and 1999
        Statement of Cash Flows for the three
           and six ended June 30, 2000 and 1999
        Notes to Financial Statements


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

                           OKLAHOMA ENERGY CORPORATION
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     The financial statements as of June 30, 2000 are incorporated herein by reference as Exhibit 1.


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTSOF OPERATIONS


Liquidity and Capital Resources

     Presently, the Company has no working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

     The Company has no revenues during the six months ended June 30, 2000.

Operating Costs and Expenses

     Since the Company is not currently  conducting  operations,  it incurred no operating expenses related to its refinery. It has incurred various administrative expenses relating to its continuing environmental remediation efforts and general corporate matters.

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

Cyril Refinery Vendor Payables

     The Company and its subsidiary have a substantial amount of past-due vendor payables for which the Company is currently developing a plan to offer such vendors a settlement plan on a case by case basis.

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

     On June 30, 2000, OKOK entered into an "Option Contract to Purchase Cyril Petrochemical Corporation's Promissory Note, Mortgage and Security Agreement, and all Additional Collateral" with the Oklahoma Industrial Financial Authority ("OIFA"). A copy of this contract is attached as Exhibit 4 (the "Exhibit 4 Contract"). The original loan was dated November 10, 1993. According to the Exhibit A Contract, as part of the collateral subject to the Exhibit A Contract, is Share Certificate No. 25, which was pledged to OIFA and continues to be pledged to OIFA, in the amount of 1000 shares of all outstanding common stock of Cyril Petrochemical Corporation, owned by Cayman Resources Corporation, presently doing business as Oklahoma Energy Corporation. Additionally, according to the terms of the OIFA loan, OIFA holds the first mortgage and has a security interest pursuant to a Uniform Commercial Code Financing Statement as to all of OKOK's present and future equipment, filed on November 10, 1993. As further stated in the Exhibit A Contract, another lien in the original amount of $321,692, is asserted to be held by GEO American, Inc. for labor and material supplied to the site. The mortgage, promissory note, the pledged stock, the UCC-1 security interest and the lien can be purchased under the Exhibit A Contract for the aggregate sum of $950,000, less option payments which are to be applied to the purchase price. Management of the Company believes it to be in the best interest of the Company to cause the exercise of the Exhibit A Contract.

Environmental Considerations

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

Strategic Alliance

     On July 5, 2000, OKOK entered into a letter of intent with Camtraco Enterprises, Inc. ("Camtraco") of Houston, Texas. The transaction is scheduled to be consummated about August 15, 2000. The letter of intent is not effective until a definitive Strategic Alliance Agreement is executed. The transaction envisions a long-term strategic alliance with Camtraco and OKOK in the storage and blending of crude oil and jet fuel under a Mentor-Protege program established by the Department of Defense, together with feedstock supply necessary to operation the program. Two major oil refinery companies are participants in the strategic alliance. After the launch of the storage tank facility, it is anticipated that the refinery will be reactivated so as to dedicate OKOK's strategic plan for storage, manufacture and distribution of energy to the marketplace, including hydrogen.


                            PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the week of July 5, 2000, the Company received a letter dated June 29, 2000 from John A. Rayll, Jr. concerning a judgment in his favor against Cayman Resources Corporation, filed in Tulsa County, Oklahoma's District Court on May 28, 1997. Mr. Rayll claims that he is owed the sum of $119,363 as of June 30, 2000. Mr. Rayll further claims that he had purchased at a sheriff's sale all of Cayman Resources' right, title and interest in Stock Certificate No. 25 representing 1,000 common stock shares of the Company. It has been independently confirmed that the Oklahoma Industrial Financial Authority (OIFA) has physical possession of Certificate No. 25 as part of its security interests under the OIFA loan, and that the Notice of Sale which was caused to be published by John Whetsel, Sheriff of Oklahoma County by D.R. Williams on July 15, 1997, provided in pertinent part that the 1,000 shares represented by Share Certificate No. 25 is in the possession of OIFA and any such sale was and is subject to the prior possessory lien of OIFA, among other matters. Management is diligently pursuing Mr. Rayll's claim. It is Management's position that this claim will be vigorously defended and contested on several grounds; and that Mr. Rayll has no position superior to that of OIFA.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Resignation and Appointment of New Director

On June 2, 2000, Fred Konigsberg resigned as a Director and Officer of Oklahoma Energy Corporation. Mr. Konigsberg's resignation was accepted, with regret. Jan
H. Schutze, after his appointment as President and Chief Executive Officer, was nominated to and accepted OKOK's appointment as a new Director. Jan H. Schutze M.Sc., R.G., has over 20 years of experience as a professional consulting geologist, and has previously managed public companies in the mining sector. He has performed work in Canada, Mexico, Costa Rica, Guyana, Germany, Austria, Cyprus, Tanzania and Australia, as well as in the United States. He is an economic geologist who commenced his career in the mining industry before becoming an expert in environmental investigations.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

          (1)  Independent   accountant's   review  report  covering   financial
     statements contained in Exhibit 2 below.

          (2) Financial statements at June 30, 2000.

          (3) Statement re: computation of earnings per share.

          (4) Option contract.

     b) No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OKLAHOMA ENERGY CORPORATION



Dated: July 27, 2000               By: /s/ Jan Schutze
                                       ----------------------------------------
                                         Jan Schutze
                                         President and Chief Executive Officer