Form 10QSB/A
period 2000-06-30
OKLAHOMA ENERGY CORP
filed 2000-07-31
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


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

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

          (1) Financial Statements:

               a. Independent accountant's review report covering financial statements contained in Exhibit 2 below.

               b. Financial statements at June 30, 2000.

               c. Statement re: computation of earnings per share.

          (2) Option contract.

     b) No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OKLAHOMA ENERGY CORPORATION



Dated: July 28, 2000               By: /s/ Jan Schutze
                                       ----------------------------------------
                                         Jan Schutze
                                         President and Chief Executive Officer