Form 10QSB
period 2000-09-30
OKLAHOMA ENERGY CORP
filed 2000-11-14
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2000

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

          Common stock, par value $.05 per share
          47,530,755 outstanding shares as of September 30, 2000

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of September 30, 2000
        Statement of Operations for the three
          and nine months ended September 30, 2000 and 1999
       Statement of Cash Flows for the nine months
          ended September 30, 2000 and 1999
        Notes to Financial Statements


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

                           OKLAHOMA ENERGY CORPORATION
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     The financial statements as of Septmber 30, 2000 are incorporated herein by reference as Exhibit 2.


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTSOF OPERATIONS


Liquidity and Capital Resources

     Presently, the Company has no working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

     The Company had no revenues during the three months and nine months ended September 30, 2000.

Operating Costs and Expenses

     Since the Company is not currently  conducting  operations,  it incurred no operating expenses related to its refinery. It has incurred various administrative expenses relating to its continuing environmental remediation efforts and general corporate matters.

Treasury stock

     During the quarter ended June 30, 2000, the Company reacquired 2,8000,000 of its common stock shares for $150,000 note payable. Through September 30, 2000, the Company has sold 800,000 of these shares raising $194,862 of additional capital. The gain of $141,290 from these sales are recorded as additional paid in capital in excess of par.

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

     On June 30, 2000, the Company entered into an "Option Contract to Purchase Cyril Petrochemical Corporation's Promissory Note, Mortgage and Security
Agreement, and all Additional Collateral" ("Contract") with the Oklahoma Industrial Financial Authority ("OIFA"). The original loan was dated November 10, 1993. According to the Contract, as part of the collateral subject to the Contract, is Share Certificate No. 25, which was pledged to OIFA and continues to be pledged to OIFA, in the amount of 1000 shares of all outstanding common stock of Cyril Petrochemical Corporation, owned by Cayman Resources Corporation, presently doing business as Oklahoma Energy Corporation. Additionally, according to the terms of the OIFA loan, OIFA holds the first mortgage and has a security interest pursuant to a Uniform Commercial Code Financing Statement as to all of the Company's present and future equipment, filed on November 10, 1993. As further stated in the Contract, another lien in the original amount of $321,692, is asserted to be held by GEO American, Inc. for labor and material supplied to the site. The mortgage, promissory note, the pledged stock, the UCC-1 security interest and the lien can be purchased under the Contract for the aggregate sum of $950,000, less option payments which are to be applied to the purchase price. Management of the Company believes it to be in the best interest of the Company to cause the exercise of the Contract.

     OIFA and Geo American may foreclose on any and all collateral at any time by the re-activation of their legal proceedings, subject to the Company's right under the Contract.

Environmental Considerations

     In 1988, the property formerly owned by Oklahoma Refinery  Corporation (ORC site) in Cyril, Oklahoma, including that portion of the Cyril Refinery owned by CPC was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial
Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA), which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD), which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site. In January 1999, the EPA/ODEQ addressed environmental issues existing at the Cyril Refinery and continue to do. The remedial actions cited involved the following items (not listed in order of importance): Asbestos containing materials, storm water and process water issues, hazardous waste treatment, ground water recovery and treatment, PCB oil containing transformers, and hazardous waste storage units.

     The Company has agreed to the clean-up of the site in cooperation with the lead government agency, the Oklahoma Department of Environmental Quality ("ODEQ"), and the EPA Compliance Assurance and Enforcement Division ("RCRA"). The EPA has presented its Initial Administrative Order to Cyril Petrochemical Corporation and to the Company. The order outlines the actions necessary to complete the clean-up. During the clean-up, the EPA has agreed to allow the operation of the tankfarm and refinery simultaneously with the environmental cleanup. The Company is presently pursuing the initial stages of obtaining the necessary permits for the tankfarm and the refinery for its operations necessary to commence such concurrent activities.

     The cost of the entire clean-up is estimated to be between $2 and $4 Million. Within that range, a lower cost is expected because the EPA appears to be agreeable to a risk-based or "brown field" approach to the clean-up. OKOK has reserved $2.5 Million for the clean-up.

Strategic Alliance

     On July 5, 2000, the Company entered into a letter of intent with Camtraco Enterprises, Inc. ("Camtraco") of Houston, Texas. The transaction envisioned a long-term strategic alliance with Camtraco and OKOK in the storage and blending of crude oil and jet fuel under a Mentor-Protege program established by the Department of Defense, together with feedstock supply necessary to operation the program. Based on the results of subsequent negotiations, the Company is no longer pursuing this Camtraco relationship.

                            PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On November 10, 1993, the Company secured a $750,000 loan from the Oklahoma Industrial Finance Authority (OIFA), which funds were used to satisfy a portion of the Company's start-up working capital needs. The OIFA loan was for one year and is now in default with interest accruing at eight percent (8%).

     On June 30, 2000, the Company entered into an "Option Contract to Purchase Cyril Petrochemical Corporation's Promissory Note, Mortgage and Security
Agreement, and all Additional Collateral" ("Contract") with the Oklahoma Industrial Financial Authority ("OIFA"). The original loan was dated November 10, 1993. According to the Contract, as part of the collateral subject to the Contract, is Share Certificate No. 25, which was pledged to OIFA and continues to be pledged to OIFA, in the amount of 1000 shares of all outstanding common stock of Cyril Petrochemical Corporation, owned by Cayman Resources Corporation, presently doing business as Oklahoma Energy Corporation. Additionally, according to the terms of the OIFA loan, OIFA holds the first mortgage and has a security interest pursuant to a Uniform Commercial Code Financing Statement as to all of the Company's present and future equipment, filed on November 10, 1993. As further stated in the Contract, another lien in the original amount of $321,692, is asserted to be held by GEO American, Inc. for labor and material supplied to the site. The mortgage, promissory note, the pledged stock, the UCC-1 security interest and the lien can be purchased under the Contract for the aggregate sum of $950,000, less option payments which are to be applied to the purchase price. Management of the Company believes it to be in the best interest of the Company to cause the exercise of the Contract.

     OIFA and Geo American may foreclose on any and all collateral at any time by the re-activation of their legal proceedings, subject to the Company's right under the Contract.

     During the week of July 5, 2000, the Company received a letter dated June 29, 2000 from John A. Rayll, Jr. concerning a judgment in his favor against Cayman Resources Corporation, filed in Tulsa County, Oklahoma's District Court on May 28, 1997. Mr. Rayll claims that he is owed the sum of $119,363 as of September 30, 2000. Mr. Rayll further claims that he had purchased at a sheriff's sale all of Cayman Resources Corporation's right, title and interest in Stock Certificate No. 25 representing 1,000 common stock shares of the Company. It has been independently confirmed that the Oklahoma Industrial Financial Authority (OIFA) has physical possession of Certificate No. 25 as part of its security interests under the OIFA loan, and that the Notice of Sale which was caused to be published by John Whetsel, Sheriff of Oklahoma County by D.R. Williams on July 15, 1997, provided in pertinent part that the 1,000 shares represented by Share Certificate No. 25 is in the possession of OIFA and any such sale was and is subject to the prior possessory lien of OIFA, among other matters. Management has been and is diligently pursuing to challenge Mr. Rayll's claim. It is Management's position that this claim will be vigorously defended and contested on several grounds.


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

          (2)  Financial statements at September 30, 2000.

          (3)  Statement re: computation of earnings per share.

     b) No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

SAFE  HARBOR  STATEMENT  UNDER  THE  PRIVATE  LITIGATION  REFORM  ACT  OF  1995:
Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.





                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Form 10-QSB report for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OKLAHOMA ENERGY CORPORATION


Date: November 14, 2000                    By: /s/ Jan H. Schutze
                                           -------------------------------------
                                                   Jan H. Schutze
                                           President and Chief Executive Officer