Form 10-K
period 2000-12-31
OKLAHOMA ENERGY CORP
filed 2001-05-21
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Total issuer's revenues for 2000 were -0-.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 2000, was $.04 per Share $1,915,099.

As of December 31, 2000 there were outstanding 47,877,480 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                           OKLAHOMA ENERGY CORPORATION
                      Form 10-K Report for the Fiscal Year
                             Ended December 31, 2000


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................   1

Item 2. Properties .....................................................   2

Item 3. Legal Proceedings ..............................................   3

Item 4. Submission of Matters to a Vote of Security Holders.............   3



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   3

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   4

Item 8. Financial Statements and Supplementary Data ....................   6

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   6



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   6

Item 11. Executive Compensation ........................................   6

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   7

Item 13. Certain Relationships and Related Transactions ................   7



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   7

Signature ..............................................................   8

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

     In the recent past, the Company's principal business has been (1) the refining of crude oil into diesel fuel, kerosene, paint thinners and lacquers, and specialty industrial solvents at its refinery in Cyril, Oklahoma (Cyril Refinery); and (2) production of and exploration for crude oil and natural gas; and (3) contract operations of producing oil and natural gas properties. However, the Company no longer operates the Cyril refinery and the Company has sold all its oil and gas properties and well operations.

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

     The Company had expected by June 2000 to conclude its negotiations with Region Six of the Environmental Pollution Agency and the State of Oklahoma. Management had intended to obtain the requisite permits from the necessary government agencies to reconstruct and reactivate the existing refinery after the clean-up in compliance with EPA requirements. (see Legal Proceedings, Item
3)

     The primary function of the refinery will be to concentrate on the development of alternative fuel resources, particularly hydrogen. Management believes the railroad at site is capable of the efficient distribution of hydrogen fuel cells for stationary power systems for commercial and residential uses. The EPA process and the development of the hydrogen technology are expected to extend over a period of 4-7 years.


     Management expects to commence as soon as feasible storage for crude oil for the Federal government and others in the existing tank farm, utilizing the nearby Enron facilities/pipelines. The next phase is the start-up of the refinery and distribution of the hydrogen. Management intends to engage in the manufacture and distribution of mobile fuel cells for automobiles, trucks and buses.

     Hydrogen is an abundant natural pollution-free alternative fuel that is anticipated to power energy needs for the 21st century. The unique centralized location of the Oklahoma refinery is ideally located to serve North American demand for hydrogen energy and to be a nucleus in the evolving market place for alternative fuels. The logistical position of the improved refinery is capable of assisting the embryonic trend to environmentally safer, less expensive energy resources. Although, there are vastly larger energy companies that have infinite financial resources to advance into the alternative fuel market, management intends to maintain the current status quo as it aggressively seeks the fulfillment of its strategic goals.

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

Risk Factors

     The Company's operation of the Cyril Refinery is inherently dangerous. The refinery process calls for heating large volumes of crude oil and natural gas condensate in order to separate each barrel into various other products, many of which are highly volatile. Even though the Company has had a fire water system, there is always some danger of explosions and fire. Also, the operations of the Cyril Refinery equipment can be extremely dangerous. Although considerable effort has been taken to follow all safety procedures, because of the size and complexity of the refinery equipment, accidents may occur.

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

Environmental Risk

     In 1987 the Cyril Refinery site was placed on the Environmental Protection Agency's (EPA) National Priority List. A remedial study was completed by the EPA in 1991 and it was determined that there were certain hazardous substances present at the old refinery site, some of which could be found on CPC's property. Although the EPA found levels of contamination which did not pose an immediate hazard to human life, over the next five years CPC will be required to conduct limited remediation of hydrocarbons and other contaminants contained within the boundaries of the CPC property. The Company will be required to conduct this remediation in conjunction with the bioremediation plan now being implemented by the EPA for the adjacent property under the EPA and ODEQ's control. Bioremediation is accomplished by introducing living organisms into the soil through an irrigation system. When combined with water, heat and oxygen, these organisms naturally consume the hydrocarbons contained in the soil, converting it into harmless gases which dissipate into the atmosphere.

Officers of the Company

The Officers of the Company are as follows:


  Name              Age       Position with Company         Since

James Fuller         61            President                  2001


Employees

     The Company has three employees, two plant managers, and its President.


ITEM 2. PROPERTIES

     The Company's properties consist of 104 acres located in Cyril, Oklahoma on which is located an oil refinery capable of producing up to 5,000 barrels of oil per day. The refinery includes tanks to store crude oil and related products, an office building, a lunch and changing facility, a test lab and computer facility, a warehouse and shop and a truck loading facility.

ITEM 3. LEGAL PROCEEDINGS

     On November 10, 1993, the Company secured a $750,000 loan from Oklahoma Industrial Finance Authority ("OIFA") which funds were intended to be used to satisfy certain of the Company's start up working capital needs. The OIFA loan is in default, and foreclosure proceedings have been commenced by OIFA. Additionally, OIFA entered into an agreement with the Geo American, Inc., which had allegedly purchased the beneficial interest in a labor and material lien for work allegedly performed at the site of the refinery. It is believed that David Whitney, a past officer and director of Oklahoma Energy Corp., previously known as Cyril Petrochemical Corporation, controls Geo American, Inc. OKOK.OB is informed that OIFA and Geo American, Inc. have entered into an agreement whereby OIFA and Geo American will share in any proceeds realized, in any, by a foreclosure sale initiated by OIFA. OIFA has reactivated the foreclosure proceedings and foreclosure is imminent. OIFA holds the first mortgage and has an interest in certain present and future equipment based upon a Uniform
Commercial Code Financing Statement and underlying mortgage agreement. Additionally, the mortgage and the promissory note is secured by that realty upon which the refinery is located, and pledged stock in the amount of 1,000 shares of all outstanding common stock of Cyril Petrochemical Corporation, all of which have been claimed to have been owned by Cayman Resources Corporation.

     On June 30, 2000, the Company entered into an Option Contract with OIFA to purchase OIFA's interest in all right, title and interest as security for the OIFA loan. This Option Contract is presently null and void.

     On July 5, 2000, the Company received a claim by John Rayll that he had purchased all shares of stock of Cyril Petrochemical Corporation. Mr. Rayll is related by marriage to David Whitney, and was a prior attorney engaged by Mr. Whitney to perform legal services allegedly on behalf of the Company. In the Company's opinion, Mr. Rayll's claim will be foreclosed upon by OIFA should OIFA continue with the foreclosure process. Mr. Rayll has also claimed that he has a buyer for the refinery, which claim is subject to the rights of the Company to pursue any remedies it may have against Mr. Rayll or a buyer, if any.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board under the symbol "OKOK". During the last twelve months, the bid price of the Company's stock has remained at a price of $0.04 per share on a post reverse stock split basis. The Company has 22 market makers as of December 31, 2000.

     The transfer agent for the Company's stock is Chase Mellon Shareholder Services, 450 West 33rd Street, 15th Floor, New York, NY 10001-2697. On December 31, 2000, the outstanding shares of the Company's Common Stock totaled 47,877,480 shares and were held by approximately 2,250 shareholders of record. The Company has never declared or paid any cash dividends and has no present intention of paying cash dividends to common shareholders.


ITEM 7. MANANGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

     The Company had no revenues in 2000.

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

     On June 30, 2000, OKOK entered into an "Option Contract to Purchase Cyril Petrochemical Corporation's Promissory Note, Mortgage and Security Agreement, and all Additional Collateral" with the Oklahoma Industrial Financial Authority ("OIFA"). The original loan was dated November 10, 1993. According to the contract, as part of the collateral subject to the contract, is Share Certificate No. 25, which was pledged to OIFA and continues to be pledged to OIFA, in the amount of 1000 shares of all outstanding common stock of Cyril Petrochemical Corporation, owned by Cayman Resources Corporation, presently doing business as Oklahoma Energy Corporation. Additionally, according to the terms of the OIFA loan, OIFA holds the first mortgage and has a security interest pursuant to a Uniform Commercial Code Financing Statement as to all of OKOK's present and future equipment, filed on November 10, 1993. As further stated in the contract, another lien in the original amount of $321,692, is asserted to be held by GEO American, Inc. for labor and material supplied to the site. The mortgage, promissory note, the pledged stock, the UCC-1 security interest and the lien can be purchased under the contract for the aggregate sum of $950,000, less option payments which are to be applied to the purchase price. The Company made six payments under the option contract and, because of insufficient cash, could not make the January 2001 payment. Accordingly, the option contract expired and the Company does not have any further rights or obligations under the option contract.

Environmental Considerations

     In 1988, the Cyril Refinery property formerly owned by Oklahoma, was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD), which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site. In January 1999, the EPA/ODEQ addressed environmental issues existing at the Cyril Refinery and continue to do so. The remedial actions cited involved the following items (not listed in order of importance): Asbestos containing materials, storm water and process water issues, hazardous waste treatment, ground water recovery and treatment, PCB oil containing transformers, and hazardous waste storage units.

     The Company had agreed to the cleanup of the site in cooperation with the lead government agency, the Oklahoma Department of Environmental Quality ("ODEQ"), and the EPA Compliance Assurance and Enforcement Division ("RCRA"). The proposed consensual stipulated order had outlined the actions necessary to complete the clean up. Assuming a consensual order, during the clean up, the EPA had agreed to allow the operation of the tank farm and refinery simultaneously with the environmental clean up.

     Since Mr. Rayll's claim of ownership was submitted to the EPA, an action was initiated by the filing of an Initial Administrative Order by the Compliance Assurance and Enforcement Division Director, United States Environmental Protection Agency, Region 6 ("IAO"), all with respect to the performance of corrective measures including, but not limited to, the performance of corrective measures (inclusive of interim measures), a facility investigation, corrective measures study and corrective measures alleged to be implemented under the Resource Conservation and Recovery Act (Title 42 of the United States Code).

     The Company had virtually negotiated a consent decree voluntarily and with the mutual cooperation of the government agencies. Due to the commencement of the IAO action, which is presently pending, a determination is expected to be made by the Compliance Assurance and Enforcement Division Director. It is the company's opinion that the IAO action had been initiated since Mr. Rayll claimed to be the owner of the property at the refinery site, whereas the Company had operated the facilities in the past, and as such, may be considered an "operator" (although the Company's present management in fact believes it has not operated the facility). Due to the claim submitted by Mr. Rayll, the government agencies and the Company have been unable to proceed with the Company's remediation plan, obtaining the necessary permits for stormwater, the tank farm and the refinery for operations necessary to commence. Such concurrent permitting and governmental approvals, together with forward-looking income producing activities and projections were based upon a concurrent remediation with the above described activities.

     The cost of the entire cleanup is estimated to be between $2 and $4 million. Within that range, a lower cost is expected because EPA appears to be agreeable to a risk-based or "brown field" approach to the cleanup. OKOK has reserved $2.5 million for the cleanup.

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


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers

     The following persons are the executive officers of the Company and serve at the pleasure of the Board of Directors:

Name                     Age      Since     Position with Company
----                     ---      -----     ---------------------
James Fuller              61       2001     President and CEO of Oklahoma
                                            Energy Corporation, President of
                                            Cyril Petrochemical Corporation
                                            and Director

Don Mac Phail III         53       1998     Director


James Fuller

     Mr. Fuller became President in January 2001. Mr. Fuller is President of North Coast Securities, a San Francisco brokerage company. Mr. Fuller was a former Vice President of the New York Stock Exchange and has been in the securities field for a number of years.

Don Mac Phail III

     Mr. Mac Phail is President of Mac Phail Investment Group, a Boston Massachusetts company that deals in stock and bonds and offers financial planning. Mr. Mac Phail has been in the securities business for over thirty years on the east coast.



ITEM 11. EXECUTIVE COMPENSATION


                                CASH COMPENSATION

Name of               Capacity
Individual or         in which
Number of           Remuneration        Cash              Other
Persons in Group      Received        Compensation     Remuneration
----------------    ------------      ------------    --------------
Jan Schutze*        President           $60,000        $ 0 ($15,000
                    Oklahoma Energy                         accrued)
                    Corporation


Al Kau *            President           $ 7,000        $ 0 ($18,000
                    Oklahoma Energy                         accrued)
                    Corporation

* Have since resigned

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
         DIRECTORS AND MANAGEMENT


Certain Beneficial Owners
-------------------------
The following table sets forth persons known to the Company who own directly or beneficially more than five percent (5%) of the voting common shares of the Company, both the Common Stock and the Common Stock equivalent of all the preferred, as one sole class of stock being all the authorized and issued stock of the Company. The total number of voting shares of the Company's Common Stock at December 31, 2000 is 47,877,480 shares. (See Notes to Item 11.)

                           NUMBER OF VOTING
                         SHARES BENEFICIALLY        PERCENTAGE OF TOTAL
                          HELD BY 5% OWNERS           VOTING SHARES
                         -------------------        --------------------
Eileen Shaw                   4,200,000                   8.8%



Ownership of Directors and Management
-------------------------------------
The following table sets forth the ownership of all voting shares of the Company; both the Common Stock and the Common Stock equivalent of the Preferred Stock, held by each of the officers and directors of the Company as of December 31, 2000. (See Notes to Item 11.)

                               NUMBER OF VOTING
                               SHARES BENEFICIALLY
                               OWNED BY                 PERCENTAGE OF TOTAL
                               OFFICERS & DIRECTORS        VOTING SHARES
                               --------------------     --------------------
James Fuller                        100,000                     .21%
Don Mac Phail III                    25,000                     .05%
Fred S. Konigsberg                        -                      -
Total beneficial ownership
   of Officers & Directors          125,000                     .26%



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

                                          OKLAHOMA ENERGY CORPORATION

                                          Formerly CAYMAN RESOURCES CORPORATION
                                                    (Registrant)



Dated: May 21, 2001                       By: /s/ James Fuller
                                               --------------------------------
                                               James Fuller, President & CEO