Form 10-Q
period 2001-03-31
OKLAHOMA ENERGY CORP
filed 2001-06-19
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

                                       OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



                         Commission file number: 0-10337



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2001 there were outstanding 47,877,480 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. OKLAHOMA ENERGY CORPORATION                                        1

        Balance Sheet as of March 31, 2001
        Statement of Operations for the three
          months ended March 31, 2001 and 2000
       Statement of Cash Flows for the three months
          ended March 31, 2001 and 2000
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                               1


PART II - OTHER INFORMATION                                                3


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             5

                           OKLAHOMA ENERGY CORPORATION
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     The financial statements as of March 31, 2001 are incorporated herein by reference as Exhibit 2.


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.

Results of Operations - Operating Revenues

     The Company had no revenue during the three months ended March 31,2001.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3. DEFAULS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

   a) The following exhibits are included herein:

          (1)  Independent   accountant's   review  report  covering   financial
               statements contained in Exhibit 2 below.

          (2)  Financial statements at March 31, 2001.

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

                                          OKLAHOMA ENERGY CORPORATION

                                          Formerly CAYMAN RESOURCES CORPORATION
                                                    (Registrant)



Dated: June 19, 2001                       By: /s/ James Fuller
                                               --------------------------------
                                               James Fuller, President & CEO