Form 10-Q
period 2001-09-30
OKLAHOMA ENERGY CORP
filed 2002-06-11
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                       OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


                         Commission file number: 0-10337


                           OKLAHOMA ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                               73-1129531
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    38882 Honey Run Lane, Gualala, CA  95445
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (707) 884-5484


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

As of September 30,2001 there were outstanding 47,877,480 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                           OKLAHOMA ENERGY CORPORATION
                     (Formerly Cayman Resources Corporation)

                                Table of Contents


                                                                        Page No.

PART I - Financial Information                                             1

Item 2. Management's Discussion and Analysis                               1


PART II - OTHER INFORMATION                                                3


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             5

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements as of September 30, 2001 are incorporated herein by reference an Exhibit.


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     Presently, the Company has no working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.


Results of Operations - Operating Revenues

     The Company had no revenues during the nine months ended September 30, 2001.


Operating Costs and Expenses
----------------------------

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

     Although the Company is pursuing different ventures to create a cash flow for the Company and there is a slim possibility of repurchasing the refinery with a joint venture partner. There is absolutely no assurance that the Company will be successful


Sale of Company's Oil and Gas Assets to Satisfy Working Capital Debt
--------------------------------------------------------------------

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

Oklahoma Industrial Finance Authority $750,000 Loan
---------------------------------------------------

     On November 10, 1993, the Company secured a $750,000 loan from the Oklahoma Industrial Finance Authority (OIFA), which funds were used to satisfy a portion of the Company's start-up working capital needs. The OIFA loan was for one year and is now in default with interest accruing at eight percent (8%). The OIFA foreclosed on the note in July 2001.

     On June 30, 2000, OKOK entered into an "Option Contract to Purchase Cyril Petrochemical Corporation's Promissory Note, Mortgage and Security Agreement, and all Additional Collateral" with the Oklahoma Industrial Financial Authority ("OIFA"). The original loan was dated November 10, 1993. According to the contract, as part of the collateral subject to the contract, is Share Certificate No. 25, which was pledged to OIFA and continues to be pledged to OIFA, in the amount of 1000 shares of all outstanding common stock of Cyril Petrochemical Corporation, owned by Cayman Resources Corporation, presently doing business as Oklahoma Energy Corporation. Additionally, according to the terms of the OIFA loan, OIFA holds the first mortgage and has a security interest pursuant to a Uniform Commercial Code Financing Statement as to all of OKOK's present and future equipment, filed on November 10, 1993. As further stated in the contract, another lien in the original amount of $321,692 is asserted to be held by GEO American, Inc. for labor and material supplied to the site. The mortgage, promissory note, the pledged stock, the UCC-1 security interest and the lien can be purchased under the contract for the aggregate sum of $950,000, less option payments which are to be applied to the purchase price. The Company made six payments under the option contract and, because of insufficient cash, could not make the January 2001 payment. Accordingly, the option contract expired and the Company does not have any further rights or obligations under the option contract.

Environmental Considerations
----------------------------

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

     The Company had agreed, prior to the foreclose, to the cleanup of the site in cooperation with the lead government agency, the Oklahoma Department of Environmental Quality ("ODEQ"), and the EPA Compliance Assurance and Enforcement Division ("RCRA"). The proposed consensual stipulated order had outlined the actions necessary to complete the clean up. Assuming a consensual order, during the clean up, the EPA had agreed to allow the operation of the tank farm and refinery simultaneously with the environmental clean up.

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

     Prior to the foreclosure, the Company had virtually negotiated a consent decree voluntarily and with the mutual cooperation of the government agencies. Due to the commencement of the IAO action, which is presently pending, a determination is expected to be made by the Compliance Assurance and Enforcement Division Director. It is the company's opinion that the IAO action had been initiated since Mr. Rayll claimed to be the owner of the property at the refinery site, whereas the Company had operated the facilities in the past, and as such, may be considered an "operator" (although the Company"s present management in fact believes it has not operated the facility). Due to the claim submitted by Mr. Rayll, the government agencies and the Company have been unable to proceed with the Company"s remediation plan, obtaining the necessary permits for storm water, the tank farm and the refinery for operations necessary to commence. Such concurrent permitting and governmental approvals, together with forward-looking income producing activities and projections were based upon a concurrent remediation with the above-described activities.

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

     In July  2001,  OIFA  foreclosed  on the  refinery  at the  request  of the
Company. The intent of the Company was to purchase the refinery out of foreclosure thus obtaining clear title. The foreclosure occurred, which extinguished the claim by Mr. Rayll, however the Company was unable to raise the necessary capital to complete the transaction. At September 30, 2001, OIFA foreclosed on the property, however, they have not executed the judgment. The Company has the right to repurchase the property.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a)   The following exhibits are included herein:

     (1) Independent accountant's review report covering financial statements contained in Exhibit 2 below.

     (2)  Financial statements at September 30, 2001.

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

                                                OKLAHOMA ENERGY CORPORATION
                                                Formerly CAYMAN RESOURCES
                                                CORPORATION
                                               (Registrant)

Dated:  June 11, 2002                       By: /s/ Arthur E. Juhl
                                           ----------------------------------
                                              Arthur E. Juhl, President & CEO