Form 10-K
period 2001-12-31
OKLAHOMA ENERGY CORP
filed 2002-12-06
CIK 355649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________



                                                 Commission file number 0-10337



                           OKLAHOMA ENERGY CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oklahoma                                               73-1129531
------------------------------------                      ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                     38882 Honey Run Lane, Gualala, CA 95445
          ------------------------------------------------ -----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Total issuer's revenues for 2001 were 0.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such stock, as of December 31, 2001, was $.015 per share $734,868.

As of December 31, 2001, were outstanding 48,991,167 shares of Oklahoma Energy Corporation's common stock, par value $.10 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No  [X]

                           OKLAHOMA ENERGY CORPORATION
                      Form 10-K Report for the Fiscal Year
                             Ended December 31, 2001


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................   1

Item 2. Properties .....................................................   2

Item 3. Legal Proceedings ..............................................   2

Item 4. Submission of Matters to a Vote of Security Holders.............   2



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   3

Item 6. Selected Financial Data.........................................   3

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   3

Item 8. Financial Statements and Supplementary Data ....................   5

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   19



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   20

Item 11. Executive Compensation ........................................   20

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   20

Item 13. Certain Relationships and Related Transactions ................   20

Item 14. Controls and Procedures........................................   20

Item 15. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   21

Signature ..............................................................   21

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

     The  Company had one active  subsidiary,  Cyril  Petrochemical  Corporation
(CPC). The stock of CPC was pledged to the Oklahoma Industrial Finance Authority
(OIFA) as collateral for a loan to the Company. This loan was foreclosed by the OIFA in 2001, and the Company lost all its interest in CPC and the Cyril Refinery.

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

     The Company has no present business activity other than pursuing different ventures to create a cash flow for the possibility of repurchasing the refinery with a joint venture partner. There is absolutely no assurance that the Company will be successful.

Competition

     If the Company is able to repurchase the Cyril Refinery, such operation would be in direct competition with many other refiners. Many of the refineries with which the Company will compete have vast resources from which to draw and are able to offer for sale many products which can not be offered by the Company. Also, the refining companies with which the Company will compete can offer their products at prices which may be below the Company's cost of producing the same products. The Company must deal with this competition by strictly defining its specialty markets. To establish this market, the Company must offer a quality product at a competitive price with special services such as custom blending.

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

Officers of the Company

The Officers of the Company are as follows:

  Officer
   Name              Age      Position with Company         Since
   ----              ---      ---------------------         -----

Arthur E. Juhl       60        President                     2001


Employees

       The Company has one employee, its President.


ITEM 2. PROPERTIES

              None.


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

     On  March  2,  2001,  OIFA  foreclosed  on the  refinery.  The  foreclosure extinguished the Rayll claim. It was the Company's intent to purchase the refinery out of foreclosure, thus obtaining clear title, however the Company has thus far been unable to raise the necessary capital to complete this transaction.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board under the symbol "OKOK". During the last twelve months, the bid price of the Company's stock has remained at a price of $.015 per share on a post reverse stock split basis. The Company has 22 market makers as of December 31, 2001.

     The transfer agent for the Company's stock is Chase Mellon Shareholder Services, 450 West 33rd Street, 15th Floor, New York, NY 10001-2697. On December 31, 2001, the outstanding shares of the Company's Common Stock totaled 48,991,167 shares and were held by approximately 1,236 shareholders of record. The Company has never declared or paid any cash dividends and has no present intention of paying cash dividends to common shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     None.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Presently, the Company has no liquidity or working capital. The Company lacks necessary capital to meet its obligations. The Company has not been able to meet its current obligations.


Results of Operations - Operating Revenues

         The Company had no revenues in 2001.


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

     Although the Company is now pursuing financing which will enable it to repurchase and allow it to start up operations of the Cyril Refinery again, there is absolutely no assurance that the Company will be successful.


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


Oklahoma Industrial Finance Authority $750,000 Loan
---------------------------------------------------

     On November 10, 1993, the Company secured a $750,000 loan from the Oklahoma Industrial Finance Authority (OIFA), which funds were used to satisfy a portion of the Company's start-up working capital needs. The OIFA loan was for one year and is now in default with interest accruing at eight percent (8%). The OIFA foreclosed on this loan on March 2, 2001.

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

     The Company had virtually negotiated a consent decree voluntarily and with the mutual cooperation of the government agencies. Due to the commencement of the IAO action, which is presently pending, a determination is expected to be made by the Compliance Assurance and Enforcement Division Director. It is the company's opinion that the IAO action had been initiated since Mr. Rayll claimed to be the owner of the property at the refinery site, whereas the Company had operated the facilities in the past, and as such, may be considered an "operator" (although the Company's present management in fact believes it has not operated the facility). Due to the claim submitted by Mr. Rayll, the government agencies and the Company have been unable to proceed with the Company's remediation plan, obtaining the necessary permits for stormwater, the tank farm and the refinery for operations necessary to commence. Such concurrent permitting and governmental approvals, together with forward-looking income producing activities and projections were based upon a concurrent remediation with the above described activities. Since the foreclosure, which extinguished Mr. Rayll's claim, the Company is again negotiating with EPA on a cleanup.

     The cost of the entire cleanup is estimated to be between $2 and $4 million. Within that range, a lower cost is expected because EPA appears to be agreeable to a risk-based or "brown field" approach to the cleanup. OKOK has reserved $2.5 million for the cleanup.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             Turner, Stone & Company
                      12700 Park Central Drive, Suite 1610
                               Dallas, Texas 75251


                          Independent Auditors' Report


Board of Directors and Stockholders
Oklahoma Energy Corporation
    and Subsidiaries
Cyril, Oklahoma


We have audited the accompanying consolidated balance sheets of Oklahoma Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oklahoma Energy Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Turner, Stone & Company
----------------------------
Certified Public Accountants
November 5, 2002


                                            OKLAHOMA ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000



                                                      Assets
                                                      ------

                                                                        2001                     2000
                                                                        ----                     ----

Current assets:

         Cash                                                     $               82    $            2,792
                                                                  ------------------    ------------------
                  Total current assets                                            82                 2,792

Property and equipment, at cost, net of $1,350,861
     of accumulated depreciation, idle                                             -             8,933,615

Deposits                                                                           -                   420
                                                                  ------------------    ------------------
                                                                  $               82    $        8,936,827
                                                                  ==================    ==================






















               The accompanying notes are an integral part of the consolidated financial statements.

                                            OKLAHOMA ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000



                                       Liabilities and Stockholders' Equity
                                       ------------------------------------

                                                                            2001               2000
                                                                            ----               ----

Current liabilities:

         Accounts payable                                         $                -    $        1,301,934
         Accrued expenses                                                    204,644             1,144,383
         Stockholder advances                                                464,700               464,700
         Notes payable                                                        10,000               760,000
                                                                  ------------------    ------------------
                  Total current liabilities                                  679,344             3,671,017
                                                                  ------------------    ------------------
Reserve for estimated costs of refinery
     environmental cleanup                                                 2,501,500             2,501,500
                                                                  ------------------    ------------------
Commitments and contingencies                                                      -                     -

Stockholders' equity:

         Preferred stock, $.10 par value, 6,000,000
             shares authorized, 638,647 shares issued
             and outstanding                                                  63,866                63,866
         Common stock $.05 par value, 50,000,000
             shares authorized, 48,991,167 and
             47,877,480 shares issued and outstanding                      2,449,558             2,393,874
         Paid  in capital in excess of par                                28,269,762            28,349,498
         Accumulated deficit                                       (      33,943,794)    (      27,967,966)
         Treasury stock, 17,233 and 967,233
             common shares and 182,511
             preferred shares, at cost                             (          20,154)    (          74,962)
                                                                 -------------------    ------------------
                                                                   (       3,180,762)            2,764,310
                                                                 -------------------    ------------------
                                                                  $               82    $        8,936,827
                                                                 ===================    ==================




               The accompanying notes are an integral part of the consolidated financial statements.

                                            OKLAHOMA ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                           2001                  2000
                                                                           ----                  ----

Operating revenues                                                $                -    $                -
                                                                  ------------------    ------------------
Operating costs and expenses:

         General and administrative                                           52,009               332,188
         Loss on foreclosure of refinery                                   5,801,266                     -
                                                                  ------------------    ------------------
                  Total operating costs and expenses                       5,853,275               332,188
                                                                  ------------------    ------------------
Operating loss                                                      (      5,853,275)     (        332,188)

Interest expense                                                             122,551               185,223
                                                                  ------------------    ------------------
Loss before income taxes                                            (      5,975,826)     (        517,411)

Provision for income taxes                                                         -                     -
                                                                  ------------------    ------------------
Net loss                                                          $(       5,975,826)    $(        517,411)
                                                                  ==================    ==================


Basic loss per share                                              $(             .13)    $(            .01)
                                                                  ==================    ==================















               The accompanying notes are an integral part of the consolidated financial statements.

                                            OKLAHOMA ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               Additional
                                   Preferred Stock         Common Stock          Paid-In     Accumulated    Treasury Stock
                                 Shares       Amount    Shares       Amount      Capital       Deficit         Amount        Total
                                -------    ---------  ----------   ----------  -----------  -------------    ---------    ----------

Balance at December 31, 1999    638,647    $  63,866  47,877,480   $2,393,874  $28,193,944  $(27,450,555)    $(20,154)   $3,180,975
                                -------    ---------  ----------   ----------- -----------  -------------    ---------   -----------

Repurchase of treasury stock,
     2,600,000 shares                                                                                        (150,000)     (150,000)

Sale of treasury stock,
     1,650,000 shares                                                              155,554                     95,192       250,746

Net loss                                                                                     (   517,411)                  (517,411)
                                -------     --------  ----------   ----------- -----------  -------------    ---------   -----------
Balance at December 31, 2000    638,647    $  63,866  47,877,480   $2,393,874  $28,349,498  $(27,967,966)    $(74,962)   $2,764,310

Sale of treasury stock,
 950,000 shares                                                                 (   24,052)                    54,808        30,756

Conversion of Cayman stock                             1,113,687       55,684   (   55,684)                                       -

Net loss                                                                                     ( 5,975,828)                (5,975,828)
                                -------    ---------  ----------   ----------- -----------  -------------    ---------   -----------
Balance at December 31, 2001    638,647    $  63,866  48,991,167   $2,449,558  $28,269,762  $(33,943,795)    $( 20,154) $(3,180,762)
                                -------    ---------  ----------   ----------- -----------  -------------    ---------   -----------




                                    The accompanying notes are an integral part of the consolidated financial statements.

                                            OKLAHOMA ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                            2001                2000
                                                                            ----                ----

Cash flows used in operating activities:

Net loss                                                          $(       5,975,828)   $(         517,411)
                                                                  ------------------    ------------------
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Loss on foreclosure of refinery                                   5,880,086                     -
         (Increase) decrease in deposits                                         420     (             420)
         Increase (decrease) in accounts payable                   (             785)                  197
         Increase (decrease) in accrued expenses                              62,641               222,726
                                                                  ------------------    ------------------
         Total adjustments                                                 5,942,362               222,503
                                                                  ------------------    ------------------
         Net cash used in operating activities                     (          33,466)    (         294,908)
                                                                  ------------------    ------------------
 Cash flows provided by investing activities                                       -                     -

Cash flows provided by financing activities:

         Advances from stockholders                                                -                71,367
         Repayment of stockholder advances                                         -     (          35,834)
         Proceeds from sale of treasury stock                                 30,756               250,746
                                                                  ------------------    ------------------
         Net cash provided by financing activities                            30,756               286,279
                                                                  ------------------    ------------------
 Net decrease in cash                                               (           2,710)    (           8,629)

Cash at beginning of year                                                      2,792                11,421
                                                                  ------------------    ------------------
Cash at end of year                                               $               82    $            2,792
                                                                  ==================    ==================


                                        Supplemental Disclosure of Non-Cash
                                        Financing and Investing Activities

Repurchase of treasury stock
    2,600,000 shares, for note payable                            $                -    $          150,000

Foreclosure of refinery and extinguishment
    of related liabilities                                        $(       5,880,086)   $                -


               The accompanying notes are an integral part of the consolidated financial statements.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operating and financial status of Company

Oklahoma Energy Corporation (the Company) was incorporated on September 4, 1981 under the laws of the State of Oklahoma. In the recent past, the Company's principal business has been the refinery of crude oil into diesel fuel, kerosene, and other industrial products at its refinery in Cyril, Oklahoma (Cyril Refinery), the production of and exploration for crude oil and natural gas and the contract operations of producing oil and gas properties. However, the Company no longer operates the Cyril refinery and the Company has sold all its other oil and gas properties and well operations.

In April 1995, the Cyril Refinery stopped its refining because it was unable to achieve profitable operations and pay its obligations on a current basis. The Company is currently in default on a note payable that is secured by the refinery and pledged with all of the outstanding common stock of the subsidiary which owns the refinery, Cyril Petrochemical Corporation (CPC) (Note 2). In July 2001 the refinery and CPC common stock was foreclosed on. The viability of the Company to continue as a going concern will be dependent, in large part, on its ability to secure additional sources of financing or equity capital, work out satisfactory arrangements with its lender and/or to conduct profitable operations. In addition, the Company is attempting to obtain external financing and/or equity capital sufficient enough to allow it to repurchase the refinery.

Principles of consolidation

The consolidated financial statements include the general accounts of Oklahoma Energy Corporation and its wholly owned subsidiaries, Cayman Production Company
(CPCo), Cayman Exploration Corporation (CEC) and through July 2001 Cyril Petrochemical Corporation (CPC). All intercompany accounts, balances and transactions have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of December 31.

Cash flow information

For purposes of the consolidated statement of cash flows, the Company considers cash on hand and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

Property and equipment

The refinery property and equipment is stated at cost less accumulated depreciation. No depreciation has been taken on the refinery since it discontinued operations in April 1995. Other property costs, less accumulated depreciation, are removed from the accounts upon disposition, and gains or losses on disposals are reflected in operations. All repairs and maintenance are expensed as incurred.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities.

Net loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding during the year. For the years ended December 31, 2001 and 2000, the weighted average number of common stock shares outstanding totaled 48,651,980 and 46,260,871, respectively. No effect has been given to the assumed exercise of convertible preferred stock because the effects would be antidilutive.

2.       NOTES PAYABLE

Notes payable at December 31, 2001 and 2000, consisted of the following:


                                                               2001       2000
                                                               ----       ----
     Note payable to the Wall Street  Trading Group,
     due January 1, 1999,  with interest accruing at
     8% from June 15, 1998. Although past due, this
     note is not considered in default by the lender         $ 10,000   $ 10,000

     Note payable to Oklahoma Industrial Finance
     Authority with 10.875% interest payable quarterly,
     January,  April, July, October.  The note is
     secured by the  refinery  and the stock of CPC
     is pledged to the  Oklahoma  Industrial Finance
     Authority (OIFA) as collateral. This loan has been
     in default since October 1996 and accrued interest
     payable totals $482,579 and $410,016 respectively
     The refinery was foreclosed on in July 2001 and
     this note was extinguished.                                   -     750,000
                                                             --------   --------
                                                             $ 10,000   $760,000
                                                             ========   ========

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS

Stockholders

During the years ended December 31, 2001 and 2000, the Company received non-interest-bearing advances from a stockholder totaling $0 and $71,367, respectively. The advances are due on demand and unsecured.

During the year ended December 31, 2000, the Company repurchased 2,600,000 shares of common stock from a stockholder in exchange for an 8% interest bearing note of $150,000. At December 31, 2001 and 2000, $0 and $35,834, respectively, was paid on this note and interest of $12,436 and $7,789, respectively, was accrued.

Officers

During the year ended December 31, 1998, the Company entered into a compensation agreement with an officer. The agreement provided for monthly compensation of $3,000 payable in common stock of the Company. In addition, the agreement provided an option to purchase 750,000 common stock shares at $.05 per share upon the officer successfully obtaining lending arrangements for no less than $1,000,000. This officer resigned from the Company in May 1999 without obtaining the lending arrangements and the agreement was renegotiated. The renegotiated agreement provides for a cash payment of $50,000 for services rendered plus accrued interest until paid. This officer was rehired on October 1, 2001. As of December 31, 2001 and 2000, $100,000 and $72,544 respectively, were due under this agreement.

In May 1999 a compensation agreement was entered into with another officer that provided for compensation of $6,000 to accrue monthly and be paid upon closing of the refinery sale. This agreement was renegotiated due to the plant not being sold and alternative uses being considered. Compensation and interest of $53,000 was accrued at December 31, 2001 and 2000.

During 2000 a compensation agreement was entered into with another officer that provided for a monthly compensation of $10,000 plus expenses. At December 31, 2001 and 2000, $26,503 is due under this agreement.

4.   COMMITMENTS AND CONTINGENCIES

Trade payables, judgments and liens

During the year ended December 31, 1997, the Company wrote off approximately $6,200,000 of unsecured accounts payable management believes it will no longer be liable for because of their age and the lack of collection activity by its creditors. This transaction was accounted for as extinguishment of debt. Management believes the amount it may have to pay on these accounts payable will not be significant although it is not possible to estimate the amounts the Company will ultimately be liable for.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2000, the Company had various judgments against its assets and liens on its Cyril Refinery totaling $1,301,149, plus $558,190 and $509,076, respectively, of related accrued interest. During the years ended December 31, 2001 and 2000, interest of $49,114 and $94,371, respectively, was accrued. These judgments and liens and the related accrued interest were extinguished by the refinery foreclosure in July 2001.

Leases

The Company is currently not subject to any noncancelable operating or capital lease obligations.

Litigation

On July 5, 2000, the Company received a claim from Mr. John Rayll that he had purchased all of the outstanding common stock of CPC (Note 1). Mr. Rayll is related by marriage to a former officer and director and current stockholder of the Company. This claim does not have priority over the security and additional collateral interest of OIFA and this claim was settled by the foreclosure in March 2001.

5.   PREFERRED STOCK

The authorized capital stock of the Company includes 6,000,000 shares of preferred stock, par value $0.10 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock is determined by the Board of Directors.

Preferred stock issued and outstanding at par at December 31, 2001 and 2000 is as follows:

         Series A cumulative  preferred  stock,  40,000 shares
         issued  and   outstanding;   $78,805   and   $74,805,
         respectively,  dividends  in arrears at December  31,
         2001 and 2000; aggregate  liquidation  preference was
         $128,805  and  $124,805,  respectively,  at  December
         31, 2001 and 2000
                                                                       $   4,000

         Series B cumulative  preferred  stock,  83,335 shares
         issued  and   outstanding;   $185,014  and  $181,014,
         respectively,  dividends  in arrears at December  31,
         2001 and 2000; aggregate  liquidation  preference was
         $310,017  and  $306,017,  respectively,  at  December
         31, 2001 and 2000                                                 8,355

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Series   C   convertible,   exchangeable,   preferred
         stock,  1,000,000  shares  authorized,  33,401 issued
         and  outstanding;  aggregate  liquidation  preference
         was   $3,340   at   December   31,   2001  and  2000;
         convertible  to  217,107  shares of  common  stock at
         December  31,  2001 and 2000;  19,600  shares held in
         treasury at December 31, 2001 and 2000                            3,340

         Series   D   convertible,   exchangeable,   preferred
         stock,  1,000,000 shares  authorized,  481,911 issued
         and  outstanding;  aggregate  liquidation  preference
         was   $1,204,778  at  December  31,  2001  and  2000;
         convertible  to  1,204,778  shares of common stock at
         December  31, 2001 and 2000;  162,911  shares held in
         treasury at December 31, 2001 and 2000                           48,191

         Series   E   convertible,   exchangeable,   preferred
         stock,  1,000,000  shares  authorized,  0 issued  and
         outstanding   at   December   31,   2000;   aggregate
         liquidation  preference  was $0 at December 31, 2000;
         convertible to 0 shares of common stock                               -
                                                                        --------
                                                                        $ 63,866
                                                                        ========

The rights of Series B Preferred Stock are subordinate to those of Series A Preferred Stock. The rights of Series D Preferred Stock are subordinate to those of Series C Preferred Stock, and the rights of Series C and D Preferred Stock are both subordinate to Series A and B Preferred Stock. The rights of Series E Preferred Stock are subordinate to Series A, B, C and D Preferred Stock.

In addition to the cumulative dividends on the Series A ($.10 per share annually) and the Series B ($.12 per share annually) Preferred Stock, each share of the Series A and Series B Preferred Stock is entitled to participate share for share with the common stock in any dividends paid after the holders of the common stock receive dividends of $.25 per share in any year. Dividend payments on Series A and B Preferred Stock are legally restricted until the Company has positive retained earnings. Each share of Series A and B Preferred Stock is entitled to one vote. Series C, D and E Preferred Stock are entitled to vote on an as-converted to common stock basis.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMON STOCK

Common stock issued

On March 7, 1997, the Company sold 15,200,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Canadian company (Purchaser), which was not an U.S. Person as defined in Regulation S of the Act.

On November 11, 1997, the Company sold 5,000,000 shares of its common stock, par value $.10, in a transaction outside the United States without registration under the Securities and Exchange Act (the Act) of 1933. Such sale was offered and accepted by a Panamanian company (Purchaser) which was not an U.S. Person as defined in Regulation S of the Act. The Company's common stock was issued in consideration for the cancellation of Company debt incurred over the year for the cash to maintain the Cyril Refinery and other general and administrative costs.

In July 1997 the Corporation changed its name from Cayman Resources Corporation to Oklahoma Energy Corporation. A stock reserve was set up for Cayman stock certificate holders to exchange their certificates for OEC stock certificates. During 2001, 1,113,687 shares of Cayman certificates were converted to OEC stock certificates.

7.   ENVIRONMENTAL ISSUES

Reactivation of Cyril Refinery

In January of 1994, the Company reactivated its Cyril Refinery operations. The Company shut down refinery operations in April of 1995. During the sixteen months of operations, the Company experienced substantial mechanical problems and was unable to meet product specifications demanded by its customers. As a result, the Company realized significant losses from its operation of the Cyril Refinery, which caused the loss of its crude oil credit lines and the ultimate shut down of refinery operations.

Although the Company is now pursuing financing which will enable it to repurchase the refinery out of foreclosure, there is absolutely no assurance that the Company will be successful.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Environmental considerations

In 1988, the Cyril Refinery property formerly owned by the State of Oklahoma, was placed on the National Priority List (NPL). This action was taken by the EPA in accordance with the Comprehensive Environmental Response Compensation Liability Act of 1980 (CERCLA), as amended by the Superfund and Reauthorization Act of 1986 (SARA). In 1991, the EPA concluded a Remedial
Investigation/Feasibility Study (RIFS) of the Cyril Refinery site. The RIFS identified certain areas where contamination and hazardous chemicals exist. The RIFS conclusion was that the contaminants found at the ORC site did not pose an immediate hazard of significant risk to human health at off-site testing locations used by the study. It was therefore determined that the contaminants contained within the ORC site could be remediated over a period of time. In 1991, the EPA issued a Proposed Plan of Action (PPA) which outlined several alternative actions which could be taken to either contain, remediate or remove the identified contaminated material. Following public hearings, the EPA issued its Record of Decision (ROD) which together with the PPA outlines in general the EPA's plan to clean up the entire ORC site.

In April 1997, the Oklahoma Department of Environmental Quality (ODEQ) filed an announcement of changes to the ORC site remediation plan which greatly reduced the scope and cost of the "clean-up" work. They announced that rather than building a bioremediation plan, they plan to isolate the remaining soil into one location on the ORC property (not on the Company's property) where they will "encapsulate" the material with concrete. The ODEQ and EPA have informed the Company that they will transport approximately 1,500 cubic yards of soil from the Company's property to the EPA/ODEQ-controlled property to be encapsulated.

The Company is aware of the need to cooperate with State and Federal agencies to provide a plan and implement that plan to clean up any and all identifiable hazards on its property. In January 1992, the Company executed a Consent Agreement and Final Order with the Oklahoma State Department of Health. All of the work required by this Consent has now been completed by the Company. In addition, to the requirements made of the Company in accordance with the Consent Order, the Company plans to continue to cooperate with the Oklahoma State Department of Health (OSDH) and the EPA to complete the remediation of all hazardous areas located on the CPC property. The Company has developed a plan to achieve this goal and believes that those plans are feasible. Management estimates, based upon review and evaluation of the above studies, that the cost to transport the remaining soil to the EPA encapsulation site is approximately $100,000. This will substantially complete the Company's requirement under the Consent Order Dated January 1, 1992. However, the EPA's Superfund has expended $900,000 to date for environmental remediation pursuant to the 1992 Consent Order. The total estimated cost of the 1992 Consent Order is $1,000,000. This amount has been included in management's reserve for refinery cleanup.

                           OKLAHOMA ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In January 1999, the EPA/ODEQ again addressed environmental issues existing at the Cyril Refinery. The remedial actions cited involved the following items (not listed in order of importance): Asbestos containing materials, storm water and process water issues, hazardous waste treatment, ground water recovery and treatment, PCB oil containing transformers, and hazardous waste storage units. In July 1999, the Company prepared an environmental remediation plan, which addressed these issues. Management estimates, base upon review and evaluation of the above actions, that the cost of these remedial efforts will be $1,501,500 and this amount has been included in management's reserve for refinery cleanup. During 1999, negotiations continued with the EPA and the ODEQ concerning this cleanup and no changes in management's estimate of these remedial costs was considered necessary.

Since Mr. Rayll's claim of ownership (Note 4), the EPA issued an Initial Administrative Order to investigate the extent of corrective measures performed by the Company. This action has prevented the Company from proceedings with its remediation plans and obtaining the permits necessary for commencing refinery operations, which could affect the actual costs of the clean-up. In addition, this action has prevented the Company from completing the application process with ODEQ to obtain its stormwater permit. Without this permit the Company may be subject to fines and the risk of further off-site and on-site contamination due to stormwater runoff. No additional reserve for these contingencies has been recorded in the accompanying consolidated financial statements.

8.   INCOME TAXES

Deferred federal income tax provisions result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes primarily relating to different methods of accounting for environmental clean up reserves.

For the years ended December 31, 2001 and 2000, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by a valuation allowance in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.


                                                          2001         2000
  Deferred tax liability relating to refinery
       property                                     $( 1,193,622)   $(1,193,622)

  Deferred tax assets:

    Refinery environmental cleanup reserve               850,510        850,510
    Tax effect of net operating loss
       carryforwards                                   8,531,185      2,522,256
    Valuation allowance                              ( 8,188,073)    (2,179,144)
                                                    -------------   ------------
                                                    $          -    $         -

                           OKLAHOMA ENERGY CORPORATION
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2001 and 2000 is as follows.

         Tax benefit computed at statutory rate      (2,043,036)  ( 175,920)
         Losses not providing tax benefit             2,043,036     175,920
                                                     ----------   ---------
         Income tax expense                          $        -   $       -

At December 31, 2001 and 2000, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $9,433,036 and $7,390,000, respectively, which expire if unused in the years 2002 through 2008. The Company has provided a valuation allowance for the full benefit of its net operating loss carryforwards, because management believes that it is more likely than not that the benefit from these carryforwards will not be realized. The utilization of these carryforwards may also be significantly limited in the future because of the provisions of Section 382 of the Internal Revenue Code of 1986 relating to the Company's 1991 acquisition of CPC.

9.   FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject the Company to credit risks, consist of its cash and notes payable.

Cash

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

Notes payable

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.      SEGMENT INFORMATION

The Company's refinery operations, which are currently discontinued, constitute its only reportable operating segment. Accordingly, the accompanying consolidated financial statements reflect only the assets, liabilities, net assets and operating results related to this discontinued operations.


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

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Officers

     The following persons are the executive officers of the Company and serve at the pleasure of the Board of Directors:

Name                     Age        Since        Position with Company
----                     ---        -----        ---------------------
Arthur E. Juhl            60        2001         President and CEO
                                                 of Oklahoma Energy Corporation

James Fuller              62        2001         Director

Don Mac Phail III         54        1998         Director


Arthur E. Juhl

     Mr. Juhl became President in October 2001. He also served as President from July 1998 to May 1999. He was an officer and consultant to various corporations in "turn around situations." He has a degree in mechanical engineering and has attended law school, as well as doing extensive studies in business and finance. He is well acquainted with refinery operations and product marketing.


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

     Arthur E. Juhl, $19,250 accrued salary.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

Certain Beneficial Owners. The following table sets forth persons known to the Company who own directly or beneficially more than five percent (5%) of the voting common shares of the Company, both the Common Stock and the Common Stock equivalent of all the preferred, as one sole class of stock being all the authorized and issued stock of the Company. The total number of voting shares of the Company's Common Stock at December 31, 2001 is 48,991,167 shares.

                            NUMBER OF VOTING
                          SHARES BENEFICIALLY
                    HELD BY 5% OWNERS VOTING SHARES       PERCENTAGE OF TOTAL
                    -------------------------------       -------------------
Eileen Shaw                    4,200,000                          8.8%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures: Based upon the evaluation of disclosure controls and procedures as of November 19, 2002, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

     b. Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     None.





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

                                  OKLAHOMA ENERGY CORPORATION
                                  Formerly CAYMAN RESOURCES CORPORATION
                                  (Registrant)


Dated: December 6, 2002           By: /s/ Arthur E. Juhl
                                  -----------------------------------
                                        Arthur E. Juhl, President and CEO


I, Arthur E. Juhl, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-K of  Oklahoma  Energy
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 6, 2002                  By: /s/ Arthur E. Juhl
                                        ----------------------
                                             Arthur E. Juhl
                                             President and CEO